Form 10-Q
period 1994-12-31
JOHNSTON INDUSTRIES INC
filed 1995-02-13
CIK 41017

                        JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES









                              PART I - FINANCIAL INFORMATION

                                           INDEX






ITEM 1.   	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          	CONDENSED CONSOLIDATED BALANCE SHEETS

          	CONDENSED CONSOLIDATED STATEMENTS OF INCOME

          	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

          	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2.   	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION	AND RESULTS OF OPERATIONS

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)

                                               December 31,1994    June 30, 1994
                                                  (Unaudited)
Assets
Current Assets
  Cash and Cash Equivalents                       $   3,305	      $   3,914
  Accounts Receivable
      (Less Allowance for Doubtful Accounts
       of $449 and $368)	                            17,019	         18,152
  Inventories	                                       28,301	         25,438
  Prepaid Expenses and Other	                         1,166	         1,330

 Total Current Assets	                               49,791	        48,834

Investments - At Equity                              23,742	        21,529
Property, Plant and Equipment - Net	                 65,470         65,354
Intangible Asset - Pension	                           2,673	         2,874
Other Assets	                                         1,787	         2,096

Total Assets                                     	$ 143,463	     $ 140,687

Liabilities and Stockholders' Equity
Current Liabilities
  Short-Term Borrowings	                          $   5,750	     $   2,500
  Current Maturities of Long-Term Debt              	 4,087	         5,087
  Accounts Payable	                                   6,814        	 6,410
  Accrued Expenses	                                   6,903	         7,372
  Deferred Income Taxes	                              1,096	         1,164
  Income Taxes Payable	                                 655            806

  Total Current Liabilities	                         25,305      	  23,339

Long-Term Debt	                                      36,195	        36,216

Other Liabilities                                 	  20,715      	  21,018

Total Liabilities                                	   82,215      	  80,573

Stockholders' Equity:
  Preferred Stock, par value $.01 share;
     Authorized 3,000,000 shares; none-issued
  Common Stock, par value $.10 share;
     Authorized 20,000,000 shares; issued
      12,411,891 shares 	                             1,241	         1,241
  Additional Paid-In Capital	                        17,212      	  17,107
  Retained Earnings	                                 53,548	        51,371
  Total	                                             72,001	        69,719
  Less Treasury Stock; 1,844,612 shares and
    1,682,112 shares, at cost	                       (7,928)     	  (6,407)
  Less Minimum Pension Liability, Net of Tax Benefit (2,825)	       (3,198)
  Stockholders' Equity	                              61,248     	   60,114

Total Liabilities and Stockholders' Equity	       $ 143,463	     $ 140,687

See notes to condensed consolidated financial statements.

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands of Dollars, Except Per Share Amounts)

                                               For the Three           For the Six
                                               Months Ended            Months Ended
                                               December 31             December 31
							                                       1994      1993 (a)       1994      1993 (a)
Net Sales	                                 $ 44,197	 $ 38,295	      $ 84,970	 $ 73,990

Costs and Expenses:
Cost of Sales, excluding
   Depreciation and Amortization	            34,160	   29,437	        65,118	   57,423
Selling, General and Administrative       	   3,386	    3,412	         6,766	    6,556
Depreciation and Amortization	                2,826 	   2,476	         5,645	    4,950

Total Costs and Expenses	                    40,372	   35,325	        77,529	   68,929

Income from Operations	                       3,825	    2,970	         7,441	    5,061

Other Expenses (Income)
   Interest Expense - Net	                      933	      733	         1,778	    1,361
   Other - Net	                                (218)	     153	           (58)	     258
   Total Other Expenses (Income)	               715	      886	         1,720	    1,619

Equity in Earnings(Loss)of
   Equity Investments	                        1,001	     (458)    	    1,040	    1,579

Income Before Provision
   for Income Taxes	                          4,111	     1,626	        6,761	    5,021
Provision for Income Taxes	                   1,597	       565    	    2,565	    1,814

Net Income	                                $  2,514	  $  1,061	     $  4,196	 $  3,207

Earnings Per Share	                        $    .24	  $    .10	     $    .39	 $    .30

Dividends Per Share	                       $   .095	  $    .08	     $    .19  $    .17

Weighted Average Number of Common
   and Common Equivalent Shares
   Outstanding	                              10,687      10,860    	  10,726	   10,852

See notes to condensed consolidated financial statements.

(a)  Per share data and weighted average number of common and common equivalent shares outstanding have been retroactively adjusted to reflect the three-for-two stock split of January 4, 1994.

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands of Dollars)

                                                                      For the Six
                                                                      Months Ended
                                                                      December 31
                                                                    1994       1993
Cash Flows from Operating Activities:
Net Income	                                                       $ 4,196	   $ 3,207
Adjustment to Reconcile Net Income to
   Net Cash Provided by Operating
   Activities:
   Depreciation and Amortization	                                   5,645	     4,950
   Provision for Bad Debts                                       	     81         74
   Undistributed (Income) Losses in Investments	                  (1,040)     (1,579)
   Changes in Assets and Liabilities:
      Accounts Receivable	                                         1,240	      2,068
      Inventories	                                                (2,863)    	(1,331)
      Other Assets	                                                  285	       (851)
      Accounts Payable	                                              404  	   (3,934)
      Accrued Expenses	                                             (469)	      (487)
      Income Taxes Payable	                                          (46)	        11
      Deferred Income Taxes	                                         (68)   	    (21)
      Other Liabilities	                                             271   	   1,622
   Other - Net	                                                       57          61
   Total Adjustments	                                              3,497	        583
Net Cash Provided by Operating Activities	                         7,693       3,790

Cash Flows From Investing Activities:
   Additions to Property, Plant and Equipment	                    (5,818)   	 (6,615)
   Additions to Investments	                                      (1,173)  	  (2,282)
   Repayment of Loans by Stockholders                            	          	  5,383

   Net Cash Used in Investing Activities	                         (6,991)	    (3,514)

Cash Flows From Financing Activities:
   Net Borrowings Under Lines of Credit	                           3,250      (8,250)
   Proceeds From Long-Term Debt	                                             	12,771
   Principal Payments of Long-Term Debt	                          (1,021)    	(3,000)
   Purchase of Treasury Stock	                                    (1,521)  	    (166)
   Proceeds From Issuance of Common Stock                                  	     255
   Dividends Paid	                                                (2,019)	    (1,786)
   Net Cash Used in Financing Activities	                         (1,311)	      (176)

Net Increase (Decrease) in Cash and Cash Equivalents	               (609)	       100

Cash and Cash Equivalents at Beginning of Period	                  3,914	      4,102

Cash and Cash Equivalents at End of Period	                      $ 3,305	    $ 4,202

Supplemental Disclosures of Cash Flow Information:
   Cash Paid During the Period For:
      Interest	                                                  $ 1,809	    $ 1,444
      Income Taxes	                                              $ 1,829	    $   967

See notes to condensed consolidated financial statements.

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



 1.   BASIS OF PRESENTATION

	The accompanying condensed consolidated financial statements for the six months ended December 31, 1994, and 1993 are unaudited. In the opinion of management, the information reflects all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of the unaudited interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended
	June 30, 1994.

 2.   INVENTORIES

 	Inventories consist of the following at December 31, 1994, and June 30, 1994:

                                     December 31, 1994     June 30, 1994

          Finished Goods	              $ 11,622,000	        $11,585,000
          Work-In Process	                7,184,000	          6,897,000
          Raw Materials and Supplies	     9,495,000           6,956,000
              Total	                   $ 28,301,000	       $ 25,438,000

 3.   EQUITY INVESTMENTS

      Jupiter National

	As of December 31, 1994, the Company had an investment of $21,078,000
	representing 947,054 shares of Jupiter National, Inc. ("Jupiter") 	or 49.6%
 of the outstanding shares (See Note 11 - Subsequent Events). 	The Company
 accounted for its investment using the equity method 	based on the current
 net asset value of Jupiter.  The market value 	of this investment was
 $19,533,000 as of December 31, 1994.  For the 	six months ended December 31,
 1994, the Company's equity in the changes in net assets of Jupiter was
 $1,431,000.

	Through November 30, 1994, Jupiter was considered a closed-end 	venture
 capital investment company that used specialized accounting 	policies
 required for investment companies to determine the net asset 	value of its
 portfolio of investments.  Under these policies, 	securities with readily
 available market quotations were valued 	at the current market price, and
 all other investments were valued	at fair value as determined in good faith
 by Jupiter's Board of 	Directors using a formal portfolio valuation
 procedure.  Effective 	December 1, 1994, Jupiter received approval from the
 Securities and 	Exchange Commission to de-register as an investment company.
 As a	result, majority-owned operating companies are no longer required
	to be valued at fair value as determined by Jupiter's Board of	Directors.
 Instead, such operating companies will be recorded by	Jupiter on a
 historical cost basis through a retroactive change in accounting method that will result in a restatement of Jupiter's prior period financial statements.
 Therefore, for the six months ended December 31, 1994, $1,082,000 of the
 Company's equity in Jupiter's change in net assets, was exclusive of the results of such operating companies referred to above, and derived from net unrealized appreciation of investments whose values were been estimated by
 Jupiter's Board of Directors.

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


      Tech Textiles, USA

	During 1992, the Company entered into a partnership with an English
	company to establish "Tech Textiles, USA" for the joint manufacture and sale
	of certain specialized textile products.  The Company's 	investment in this
 entity was $2,664,000 at December 31, 1994, and 	it has recorded a loss of
 $391,000 for the six months ended	December 31, 1994.

 4.   LONG-TERM FINANCING AND SHORT-TERM BORROWINGS

      Long-term debt consists of the following at December 31, 1994, and June 30, 1994:

                                      December 31, 1994   June 30, 1994

         Revolving Credit Loans	       $ 35,000,000	      $ 35,000,000
         Term Notes Payable	              4,000,000	         5,000,000
         Purchase Money Mortgage Debt	    1,282,000	         1,303,000
         	                             $ 40,282,000	      $ 41,303,000
         Less Current Maturities	        (4,087,000)	       (5,087,000)
         	                             $ 36,195,000	      $ 36,216,000

      Amended Credit Agreement

	Under its Credit and Security Agreement in effect at December 31,	1994, the
 Company had available $35,000,000 in a revolving credit	facility and
 $10,000,000 in annually renewable lines of credit. 	Borrowings under the
 revolving credit loans are payable January 14,	1997, and bear interest at a
 variable rate which is the higher of	the federal funds rate plus 3/4 of 1%
 or the prime rate plus 1/4 of	1%. Borrowings under the lines of credit bear
 interest at the	higher of the federal funds rate plus 1/2 of 1% or the prime
 rate. 	At December 31, 1994, there were borrowings of $5,750,000 under the
 Lines of Credit and $35,000,000 under the revolving credit facility.

	Purchase Money Mortgage Agreement

	The Company has a purchase money mortgage agreement with a bank	for a
 maximum loan of $1,325,000 for an office building.  The loan	is payable
 ratably to December 31, 2008.  At December 31, 1994, 	the Company had
 borrowed $1,282,000 under this agreement and	currently pays interest at a
 rate of 8 1/2%.

5.   	COMMON STOCK

	On November 1, 1993, the Board of Directors approved a three-for-two stock split, whereby shareholders of record on January 4, 1994, were entitled to one additional share of common stock for every two shares held, payable on January 24, 1994. Stock options, treasury stock, outstanding common stock and per share data included herein have been retroactively adjusted to reflect the split.

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



 6.   STOCK OPTION PLANS

      Employees' Stock Incentive Plan

	The Company has a Stock Incentive Plan for Key Employees under which	the
 Company may grant incentive stock options, non-qualified stock 	options,
 stock appreciation rights and restricted stock.  A summary 	of outstanding
 stock options is as follows:

                                 							     Options      Exercise Price

	Non-Qualified Options Outstanding at
	June 30, 1994, and December 31, 1994	       408,750      $2.37 - $10.17

	Options Available for Grant	                855,000

	Other Stock Option Agreement

	The Company has a non-qualified stock option agreement with a	director to
 purchase a maximum of 22,500 shares of the Company's	common stock
 exercisable at $3.22 per share.

 7.	STOCK PURCHASE PLAN

	On October 15, 1990, the Company adopted an Employee Stock Purchase	Plan
 under which selected eligible employees and directors of the	Company were
 granted the opportunity to purchase shares of the	Company's common stock.
 Through December 31, 1994, 810,659 shares of the Company's stock have been
 purchased at market prices by	employees and directors under the plan.

	At December 31, 1994, the Company has guaranteed plan participants'	bank
 borrowings totaling approximately $6,025,000.

 8.	EARNINGS PER SHARE

	Earnings per share for the six month periods ended December 31,	1994, and
 1993 have been calculated based on the weighted average number of shares of
 common and common equivalent shares outstanding	during each respective
 period. The calculation assumes the conversion of all outstanding options with the proceeds therefrom used to repurchase the Company's common stock at market price.

 9.	INCOME TAXES

	The Company has adopted Financial Accounting Standards Board 	Standard No.
 109, "Accounting for Income Taxes" and determines	income taxes for financial
 reporting purposes using the asset	and liability method.  Under this method,
 deferred tax assets	and liabilities are computed for differences between
 financial	statement and tax bases of the Company's assets at currently
	enacted tax rates.

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	The provision for income taxes as computed under SFAS 109 is	comprised of
 the following for the six months ended December 31,	1994 and 1993:

                                             1994            1993

           Federal:
             Current	                  $   1,395,000  $     899,000
             Deferred               	        797,000	       762,000
                          	                2,192,000  	   1,661,000

           State:
             Current	                        386,000	       311,000
             Deferred	                       (13,000)      (158,000)
             	                               373,000	       153,000

           Provision for income taxes 	$   2,565,000	 $   1,814,000

	The significant components of deferred income tax assets and liabilities at December 31, 1994, and June 30, 1994, are as follows:

                                         December 31, 1994      June 30, 1994


           Deferred tax assets:

           Reserve for estimated
            phase-out costs of
            Steel Fabrication
            Operations	                   $   2,854,000	      $   3,000,000

           AMT Credit Carryforward	             647,000	            678,000
           Additional Pension Liabilities	    1,728,000       	   1,957,000
           Other - Net	                       1,592,000	          1,570,000

                                          	   6,821,000	          7,205,000

           Deferred tax liabilities:

           Inventories	                      (2,176,000)	        (2,235,000)
           Investment in unconsolidated
            affiliates	                      (2,473,000)       	 (1,929,000)

           Property, Plant and Equipment	    (8,489,000)	        (8,347,000)
                                        	   (13,138,000)    	   (12,511,000)
      Net deferred tax liability	         $  (6,317,000)	     $  (5,306,000)

 Net deferred tax liabilities are classified in the financial statements	as
 current or long-term depending upon the classification of the	temporary
 difference to which they relate.

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


 The reconciliation of the Company's effective income tax rate to	the Federal
 statutory rate of 34% for the six months ended	December 31, 1994 and 1993
 follows:

                                                 1994                 1993

           Federal income taxes
            at statutory rate	               $ 2,299,000         	$ 1,707,000

           State income taxes,
            net of Federal tax	                  246,000         	    101,000

           Other - Net                       	    20,000	               6,000
            	                                $ 2,565,000	         $ 1,814,000
           Effective rate	                         37.9%	               36.1%

	At December 31, 1994, the Company has alternative minimum tax credit
 carryforwards of approximately $647,000 which have been recorded as	an asset
 and are included in the long-term deferred taxes payable 	account.  The
 Company believes that realization of these carryforwards	are more likely
 than not and as such has not established any valuation	allowance against
 this asset.

10.   CONTINGENCIES

	In February 1994, the operators of a steel fabricating facility 	filed a
 complaint against a previous operator of the facility and	a former
 subsidiary of Johnston Industries, Inc., which had operated	the facility
 earlier before its close in 1981.  The complaint seeks	to have the earlier
 operators bear the response costs incurred in	remediation at the plant site.
 Such costs are alleged to be in	excess of $1,500,000 to date. The Company is
 presently in the	process of obtaining sufficient information to fully
 evaluate the 	claim.  The Company has established a reserve in the amount of
	$180,000 as an estimate of potential costs to be incurred in	connection with
 this matter.  While the ultimate resolution of any	lawsuit involves
 uncertainty, management believes settlement of this	issue will not have a
 material effect on the Company's financial	condition or results of
 operations.

	During 1992, the Company was notified by the Federal Environmental	Protection
 Agency ("EPA") and Michigan Department of Natural	Resources ("MDNR") that the
 EPA and MDNR believe the Company is a	potentially responsible party for the
 remediation of contamination	at a former landfill facility previously
 utilized by the Company's	steel fabrication operations.  Negotiations are
 currently underway	among the owner/operator group, the generator group, and
 MDNR as to	the allocation of response costs expended to date.  The current
	estimate of the Company's share of costs to date is approximately	$18,000
 which has been paid. Any additional liability of the Company	for future costs
 is not expected to be material.

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDESED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.	SUBSEQUENT EVENTS

	Dividend Declaration

	On January 24, 1995, the Company declared a quarterly dividend of	$.10 per
 share payable February 21, 1995, to stockholders of record	of February 7,
 1995.

	Jupiter National Investment

	As discussed in Note 3 above, the Company owned approximately 49.6%	of the
 outstanding shares of Jupiter as of December 31, 1994.  In	January 1995, the
 Company purchased an additional 89,300 shares of	Jupiter for approximately
 $2,300,000 which increased the Company's	ownership interest in the
 outstanding shares of Jupiter to	approximately 54.2%.  As a result, Jupiter
 is now a majority-owned	subsidiary of the Company which will be required to
 be consolidated	as of January 1995.

ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Net sales for the second quarter of fiscal 1995 were $44,197,000 compared to $38,295,000 in the prior year, an increase of 15%.  For the six-month period of fiscal 1995, net sales were $84,970,000 compared to

$73,990,000 in fiscal 1994, also an increase of 15%.  The sales increase was primarily a result of unit sales and product mix changes.  Sales in the upholstery, furniture and home products markets were up $4,769,000 for the quarter, an increase of 24%, and up $10,552,000 for the six months, an increase of 30%.  The remainder of the sales increase was mainly in the automotive segment of our markets.  At December 31, 1994, our sales order backlog was $52,592,000 compared to $40,945,000 the prior year, a 28%

increase.  In view of this very strong sales order backlog we look forward to sustaining our sales level over the second half of the fiscal year.

    	The increased sales volume has significantly increased

productivity through higher utilization of plant and equipment.  This increased volume, coupled with certain price increases, has enabled the

Company to maintain its gross margin for the six-month period in spite of increases in raw material costs.

    	Selling, general and administrative expenses decreased slightly in the second quarter to $3,386,000 compared to $3,412,000 in the prior year.  For the six-month period of the current year, the expense was

$6,766,000 compared to $6,556,000 in the prior year, an increase of

$210,000.  The most significant element of this increase was expenses related to a new line of decorative and home furnishing products at our Southern Phenix facility.

    	Depreciation and amortization expense for the quarter increased

$350,000 and $695,000 for the six-month period.  These increases reflect the recent increased level of capital expenditures.

    	The increase in income from operations of $855,000 from

$2,970,000 for the three months ended December 31, 1993, to $3,825,000 for the three months ended December 31, 1994, reflects the results of the higher level of product sales.  This was also true for the six-month period where the income from operations increased from $5,061,000 in fiscal 1994, to $7,441,000 in fiscal 1995, an increase of $2,380,000, a

47% increase.

    	Interest expense was $933,000 for the quarter compared to

$733,000 for the same period in the prior year.  For the six-month period interest expense increased from $1,361,000 in fiscal 1994 to $1,778,000 in fiscal 1995, an increase of $417,000.  This increase was attributable to the increased level of borrowing under the Company's loan agreements and a significant increase in interest rates.

    	The Company's earnings of equity investments for the quarter were $1,001,000 compared with a loss of $458,000 for the same period in the prior year.  Jupiter National, Inc., 49% owned by the Company,

reported increased income for the current quarter from Wellington Sears,

its wholly owned subsidiary, and an increase in the market value of its portfolio investments.  In fiscal 1995, the income was $1,040,000 for the six-month period compared to $1,579,000 for the same period in fiscal

1994.  This decrease was caused by a decline in the market price of

Jupiter National, Inc.'s, investment in Zoll Medical.  Jupiter National carries its closed-end venture capital company portfolio investments at market or fair value.

    	In January 1995, the Company purchased an additional 89,300

shares of Jupiter National, Inc., which increased the Company's ownership interest to 54.2%  As a result, Jupiter National is now a majority owned subsidiary of the Company which will be required to be consolidated with the financial statements of the Company as of January 1995.

Liquidity and Capital Resources

    	Working capital at December 31, 1994, was $24,486,000 and the current ratio was 1.97 to 1.

     At December 31, 1994, the Company had available $35,000,000 under a revolving credit agreement, $4,000,000 under a term loan agreement, and

$10,000,000 under its open lines of credit with several banks, and had

$44,750,000 borrowed under the various credit facilities.

    	During January 1995, the Company restructured its loan facilities ending with a $45,000,000 revolving credit agreement and $10,000,000 line of credit;

the $4,000,000 term debt facility which will be repaid on March 31, 1995, as per agreement.  Current debt is $47,600,000.

   	The working capital and available credit under our credit facilities is adequate to meet all of our anticipated cash needs.

           JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES


                       PART II.  OTHER INFORMATION


Item 1.	Legal Proceedings


Item 6.	Exhibits and Reports on Form 8-K

        (a)	Exhibits

           	11.	Statements of Computation of Per Share Earnings.

        (b)	There were no reports filed on Form 8-K for the quarter ended
	           December 31, 1994.

Item 1.                          LEGAL PROCEEDINGS


		In February 1994, the operators of a steel fabricating facility filed a complaint in the United States District Court, Eastern District

of Pennsylvania against a predecessor operator of the facility and Johnston

Industries, Inc., a subsidiary of which had operated the facility earlier before closing it in 1981.  The complaint seeks to have the earlier operations bear the response costs incurred in remediation of contamination at the plant site, alleged to be $1,500,000 to date.  The Company is presently in the process of obtaining sufficient information to evaluate the claim.

		In March 1994, the Company received a demand from the

Michigan Department of Natural Resource (MDNR) for participation by a subsidiary of the Company that was closed in 1982 as one of a group of generators, in repayment of response costs expended in connection with the Port of Monroe Landfill, Monroe County.  Negotiations were held among the owner/operator group, the generator group and MDNR on allocation of those costs.  An agreement was reached and on August 19,1994, the Company issued a check in the amount of $17,857.00 in payment of its portion of the response cost.

	            JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES



                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934,

the undersigned has duly caused this report to be filed on its behalf by the undersigned hereto duly authorized.









                                                    JOHNSTON INDUSTRIES, INC.




DATED:  February 10, 1995                           BY ______________________
                                                      John W. Johnson
                                                       Vice President
                                                       Chief Financial Officer