Form 10-Q
period 1995-03-31
JOHNSTON INDUSTRIES INC
filed 1995-05-16
CIK 41017

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended         March 31, 1995
                  ........................................................


Commission file number        1-6687
                      ....................................................


                           JOHNSTON INDUSTRIES, INC.
   ..........................................................................
             (Exact name of registrant as specified in its charter)


   Delaware                                              11-1749980
..........................................................................
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)


 105 Thirteenth Street, Columbus, Georgia                      31901
..........................................................................
(Address of principal executive offices)                     (Zip Code)


                                 (706) 641-3140
..........................................................................
              (Registrant's telephone number, including area code)



..........................................................................
(Former name, former address and former fiscal year if changed since last report.)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  XX                No
                              ......                ......

      At March 31, 1995, the number of outstanding shares of $.10 par value common stock was 10,559,879.

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

         CONDENSED CONSOLIDATED STATEMENTS OF INCOME

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands of Dollars)

                                                                              March 31,1995       June 30, 1994 (a)
                                                                              -------------       -----------------
Assets
- -------
Current Assets
   Cash and Cash Equivalents                                                   $   8,955               $   3,914
   Marketing Securities                                                            9,097
   Accounts and Notes Receivable
       (Less Allowance for Doubtful Accounts
        of $1,433 and $368)                                                       41,799                  18,152
   Inventories                                                                    53,898                  25,438
   Prepaid Expenses and Other                                                      1,891                   1,330
                                                                                 -------                 -------
   Total Current Assets                                                          115,640                  48,834

Investments - At Equity                                                           20,237                  20,956
Property, Plant and Equipment - Net                                              113,041                  65,354
Intangible Asset - Pension                                                         2,573                   2,874
Other Assets                                                                       2,808                   2,096
                                                                                --------                 -------

Total Assets                                                                   $ 254,299               $ 140,114
                                                                                ========                ========

Liabilities and Stockholders' Equity
- ------------------------------------
Current Liabilities
   Short-Term Borrowings                                                       $   5,100               $   2,500
   Current Maturities of Long-Term Debt                                            5,280                   5,087
   Accounts Payable                                                               16,335                   6,410
   Accrued Expenses                                                               14,373                   7,372
   Deferred Income Taxes                                                           3,913                   1,164
   Income Taxes Payable                                                              695                     806
                                                                                --------                --------

   Total Current Liabilities                                                      45,696                  23,339

Long-Term Debt                                                                   102,573                  36,216

Other Liabilities                                                                 24,228                  20,800
                                                                                --------                --------

Total Liabilities                                                                172,497                  80,355
                                                                               ---------                --------

Minority Interest in Consolidated Subsidiaries                                    19,318

Stockholders' Equity:
   Preferred Stock, par value $.01 share;
      Authorized 3,000,000 shares; none-issued
   Common Stock, par value $.10 share;
      Authorized 20,000,000 shares; issued
       12,411,891 shares                                                           1,241                   1,241
   Additional Paid-In Capital                                                     17,212                  17,107
   Retained Earnings                                                              54,678                  51,016
                                                                                --------                --------
   Total                                                                          73,131                  69,364
   Less Treasury Stock; 1,852,012 shares and
     1,682,112 shares, at cost                                                    (8,009)                 (6,407)
   Less Minimum Pension Liability, Net of Tax Benefit                             (2,638)                 (3,198)
                                                                                --------                --------
   Stockholders' Equity                                                           62,484                  59,759
                                                                                --------                --------

Total Liabilities and Stockholders' Equity                                     $ 254,299               $ 140,114
                                                                                ========                ========

See notes to condensed consolidated financial statements.
(a) The June 30, 1994 balances have been restated to reflect Jupiter National, Inc. on an operating company basis as discussed in Note 2.

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands of Dollars, Except Per Share Amounts)

                                                                For the Three                       For the Nine
                                                                Months Ended                        Months Ended
                                                                March 31                            March 31
                                                                -------------                       -------------
                                                          1995 (b)       1994 (a) (c)          1995 (b)     1994 (a)(c)
                                                          --------       ------------          --------     ------------
Net Sales                                                 $ 91,002        $  42,595           $ 175,972       $ 116,585
                                                           -------          -------            --------        --------

Costs and Expenses:
Cost of Sales, excluding
   Depreciation and Amortization                            72,808           31,993             137,926          89,416
Selling, General and Administrative                          7,275            3,171              14,041           9,727
Depreciation and Amortization                                4,180            2,678               9,825           7,628
                                                           -------          -------            --------         -------

Total Costs and Expenses                                    84,263           37,842             161,792         106,771
                                                           -------          -------            --------        --------

Income from Operations                                       6,739            4,753              14,180           9,814

Other Expenses (Income)
   Interest Expense - Net                                    2,128              713               3,906           2,074
   Other - Net                                                  86              164                  28             422
                                                           -------          -------            --------         -------
   Total Other Expenses (Income)                             2,214              877               3,934           2,496

Equity in Earnings(Loss) of
   Equity Investments                                         (117)             (47)                923           1,472
Realized and Unrealized Investment
   Portfolio Gain                                              985                                  985
                                                           -------          -------            --------         -------
Income Before Provision
   for Income Taxes                                          5,393            3,829              12,154           8,790

Provision for Income Taxes                                   2,246            1,400               4,811           3,191
Minority Interest in Income of
Consolidated Subsidiaries                                      514                                  514
                                                           -------          -------            --------         -------
Net Income                                               $   2,633        $   2,429           $   6,829       $   5,599
                                                           =======          =======             =======         =======

Earnings Per Share                                       $     .25        $     .22           $     .64       $     .52
                                                           =======          =======             =======         =======

Dividends Per Share                                      $     .10        $    .083           $     .29       $     .25
                                                           =======          =======             =======         =======

Weighted Average Number of Common
   and Common Equivalent Shares
   Outstanding                                              10,682           10,863              10,712          10,856
                                                           =======          =======             =======         =======

See notes to condensed consolidated financial statements.

(a) Per share data and weighted average number of common and common equivalent shares outstanding have been retroactively adjusted to reflect the three-for-two stock split of January 4, 1994.

(b) The operations of Jupiter National, Inc., a majority-owned subsidiary, for the three months ended March 31, 1995, are included in the three months and nine months ended March 31, 1995.

(c) Income for the three months and nine months ended March 31, 1994, have been restated to reflect the equity in earnings of Jupiter National, Inc. on an on an operating company basis as discussed in Note 2.

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands of Dollars)

                                                                                                     For the Nine
                                                                                                     Months Ended
                                                                                                     March 31
                                                                                                     ------------
                                                                                                 1995            1994
                                                                                                 ----            ----
Cash Flows from Operating Activities:
Net Income                                                                                     $ 6,829         $ 5,599
                                                                                                ------          ------
Adjustment to Reconcile Net Income to
   Net Cash Provided by Operating
   Activities:
   Depreciation and Amortization                                                                 9,825           7,628
   Provision for Bad Debts                                                                         230             111
   Net Realized and Unrealized Gain on Portfolio Investment                                       (985)
   Undistributed (Income) Losses in Investments                                                   (923)         (1,472)
   Majority Interest in Income of Consolidated Subsidiaries                                        514
   Changes in Assets and Liabilities:
      Accounts Receivable                                                                       (7,526)         (1,612)
      Inventories                                                                                   23          (3,382)
      Deferred Income Taxes                                                                      1,508             (66)
      Other Assets                                                                                 500            (484)
      Accounts Payable                                                                          (2,985)         (2,802)
      Accrued Expenses                                                                           1,102             458
      Income Taxes Payable                                                                      (1,075)            342
      Other Liabilities                                                                          1,136           1,917
   Other - Net                                                                                      77              92
                                                                                                ------          ------
   Total Adjustments                                                                             1,421             730
                                                                                                ------          ------
Net Cash Provided by Operating Activities                                                        8,250           6,329
                                                                                                ------          ------

Cash Flows From Investing Activities:
   Additions to Property, Plant and Equipment                                                  (16,659)         (9,044)
   Unpaid Capital Expenditures                                                                   5,322
   Additions to Investments                                                                     (5,125)         (2,549)
   Repayment of Loans by Stockholders                                                                            5,383
                                                                                                ------          ------

   Net Cash Used in Investing Activities                                                       (16,462)         (6,210)
                                                                                               -------          ------

Cash Flows From Financing Activities:
   Net Borrowings Under Lines of Credit                                                            600          (7,000)
   Proceeds From Long-Term Debt                                                                 17,261          13,227
   Principal Payments of Long-Term Debt                                                         (6,041)         (3,500)
   Purchase of Treasury Stock                                                                   (1,602)           (202)
   Proceeds From Issuance of Common Stock                                                           52             332
   Dividends Paid                                                                               (3,075)         (2,675)
                                                                                                ------         -------
   Net Cash Provided by Financing Activities                                                     7,195             182
                                                                                                ------         -------

Net Increase (Decrease) in Cash and Cash Equivalents                                            (1,017)            301

Cash and Cash Equivalents at Beginning of Period                                                 9,972           4,102
                                                                                                ------         -------

Cash and Cash Equivalents at End of Period                                                     $ 8,955         $ 4,403
                                                                                                ======          ======

Supplemental Disclosures of Cash Flow Information:
   Cash Paid During the Period For:
      Interest                                                                                 $ 3,807         $ 2,047
      Income Taxes                                                                             $ 2,752         $ 1,766

See notes to condensed consolidated financial statements.

                  JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



 1.      BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements for the nine months ended March 31, 1995 and 1994 are unaudited. These statements include the accounts of Johnston Industries, Inc., its wholly owned subsidiaries and its majority owned subsidiaries, Jupiter National, Inc. and Wellington Sears Company. Wellington Sears Company is a wholly owned subsidiary of Jupiter National, Inc. In the opinion of management, the information reflects all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of the unaudited interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1994.

 2.      JUPITER NATIONAL

         In January 1995, the Company purchased an additional 89,300 shares of Jupiter National, Inc. ("Jupiter") for approximately $2,300,000 which increased the Company's ownership interest in the outstanding shares of Jupiter from 49.6% at December 31, 1994, to 54%. As a result, Jupiter is now a majority-owned subsidiary of the Company which is consolidated as of January 1995, with the operations of the Company. Minority interest is recorded for the minority shareholders proportionate share of the equity and earnings of Jupiter.

         For the six months ended December 31, 1994, the Company accounted for its investment in Jupiter under the equity method and has recorded equity in the changes in net assets of Jupiter of $1,368,000. For the three months ended March 31, 1995, the operations of Jupiter are consolidated with those of the Company, and the Company's net income for this period includes $468,000 for the Company's proportionate share in the earnings of Jupiter.

         Through November 30, 1994, Jupiter was considered a closed-end venture capital investment company that used specialized accounting policies required for investment companies to determine the net asset value of its portfolio of investments. Under these policies, securities with readily available market quotations were valued at the current market price, and all other investments were valued at fair value as determined in good faith by Jupiter's Board of Directors using a formal portfolio valuation procedure. Effective December 1, 1994, Jupiter received approval from the Securities and Exchange Commission to withdraw its election as a business development company under the Investment Act of 1940. As a result, majority-owned operating companies are no longer required to be valued at fair value as determined by Jupiter's Board of Directors. Instead, such operating companies are recorded by Jupiter on a historical cost basis through a retroactive change in accounting method that has resulted in a restatement of Johnston's and Jupiter's prior financial statements through December 31, 1994. Effective January 1995, the Company's proportionate share of the unrealized appreciation/depreciation of Jupiter's portfolio companies will be included as a separate line item in the Company's income statement. For the nine months ended March 31, 1995, $977,000 of the Company's net income, which is exclusive of the results of such operating companies referred to above, was derived from net unrealized appreciation of investments whose values have been estimated by Jupiter's Board of Directors.

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



         The following represents the unaudited results of operations on a pro forma basis assuming the Company had owned approximately 54% of Jupiter as of July 1, 1993. This pro forma information is provided for informational purposes only. Such pro forma information is based on historical information and is not necessarily indicative of the actual results that would have been achieved had the Company purchased the additional 89,300 shares of Jupiter on July 1, 1993, nor is it necessarily indicative of future results of operations.


                                                                               For the Nine
                                                                               Months Ended
                                                                               March 31
                                                                               -------------
                                                                         1995                   1994
                                                                         ----                   ----
               Net Sales                                             $247,413,000           $210,042,000
               Net Income                                            $  7,050,000           $  5,524,000
               Earnings Per Share                                    $        .66           $        .52

 3.      EQUITY INVESTMENT

         Tech Textiles, USA


         During 1992, the Company entered into a 50%/50% partnership with an English company to establish "Tech Textiles, USA" for the joint manufacture and sale of certain specialized textile products. The Company's investment in this equity was $2,995,000 at March 31, 1995, and it has recorded a loss of $445,000 for the nine months ended March 31, 1995.

 4.      INVENTORIES

         Inventories consist of the following at March 31, 1995, and June 30, 1994:

                                                               March 31, 1995           June 30, 1994
                                                               --------------           -------------
          Finished Goods                                       $ 20,003,000              $11,585,000
          Work-In Process                                        16,606,000                6,897,000
          Raw Materials and Supplies                             17,289,000                6,956,000
                                                                -----------              -----------
              Total                                            $ 53,898,000             $ 25,438,000
                                                                ===========              ===========

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


 5.   LONG-TERM FINANCING AND SHORT-TERM BORROWINGS

      Long-term debt consists of the following at March 31, 1995 and June 30, 1994:

                                                               March 31, 1995           June 30, 1994
                                                               --------------           -------------
      Johnston Industries, Inc.
         Revolving Credit Loans                                $ 45,000,000             $ 35,000,000
         Term Notes Payable                                                                5,000,000
         Purchase Money Mortgage Debt                             1,239,000                1,303,000
                                                                -----------              -----------
                                                                 46,239,000               41,303,000
         Jupiter National, Inc.
             Subordinated Debentures                             14,500,000
             Securities Loans                                     1,321,000
             Other Debt                                             733,000
                                                                -----------
                                                                 16,554,000

         Wellington Sears Company
             Revolving Credit Loan                               22,198,000
             Term Loan                                           20,344,000
             Equipment Loans                                      1,158,000
             Amounts Due Former Affiliates
                   of Polylok                                     1,228,000
             Other Debt                                             132,000
                                                                -----------
                                                                 45,060,000

                                                                -----------              -----------
             Total                                              107,853,000               41,303,000
         Less Current Maturities                                 (5,280,000)              (5,087,000)
                                                                -----------              -----------
                                                               $102,573,000             $ 36,216,000
                                                                ===========              ===========

         Johnston Industries, Inc.
         Amended Credit Agreement


         The Company has amended its Credit and Security Agreement, dated as of January 31, 1995, to increase amounts available under its revolving credit loans to $45,000,000 and to provide $10,000,000 in annually renewable lines of credit. Borrowings under the revolving credit loans are payable January 14, 1997, bear interest at a variable rate of the higher of the federal funds rate plus 1/2 of 1% or the prime rate. Under the agreement, the interest rate for Euro dollar loans is based on the LIBOR rate plus a margin. The average interest rate at March 31, 1995 was 7.63%.

         Borrowings under the lines of credit bear interest at the higher of the federal funds rate plus 1/2 of 1% or the prime rate. At
         March 31, 1995, there were borrowings of $5,100,000 under the lines of credit.

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



         Purchase Money Mortgage Agreement

         The Company has a purchase money mortgage agreement with a bank for a maximum loan of $1,325,000 for an office building. The loan is payable ratably to December 31, 2008. At March 31, 1995, the Company had borrowed $1,239,000 under this agreement and currently pays interest at a rate of 8 3/4%.

         Jupiter National, Inc.
         Subordinated Debentures

         The subordinated debentures are payable to the Small Business Administration (SBA) and bear an effective weighted average interest rate of 7.8% at March 31, 1995. Principle payments are due as follows:

                                         Date                       Amount
                                         ----                       ------
                                         1998                    $ 2,500,000
                                         2001                      7,000,000
                                         2003                      5,000,000
                                                                  ----------
                                                                 $14,500,000
                                                                  ==========



         The subordinated debentures contain restrictions on prepayment, distributions to shareholders and the operations of Jupiter National.

         Securities Loans

         At March 31, 1995, Jupiter had borrowed $1,321,000 under a brokerage margin account with average interest rates of 10%.

         Wellington Sears Company
         Revolving Credit Loan


         In January 1995, Wellington amended its revolving credit and term loan agreement with a bank. The agreement provides that Wellington may obtain revolving credit loans up to an aggregate amount of the lessor of $24,000,000 or certain percentages of accounts receivable and inventories. Borrowings under the agreement are collateralized by substantially all machinery, inventory and receivables of Wellington. Repayment is made daily from cash receipts (as defined) and the loan is due November 20, 1998, with an automatic renewal for one year.

         The unused available line of credit at March 31, 1995 was approximately $970,000. Interest is payable at the current prime rate plus 1% and the interest rate at March 31, 1995 was 10%.

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


         Term Loan

         The agreement provides for a term loan of $21,000,000 payable in monthly installments of $218,735 through November 20, 1998, at which time the remaining unpaid balance is due. At March 31, 1995, there were borrowings of $20,344,000 under the term loan. The term loan bears interest at the current prime rate plus 1% and the interest rate at March 31, 1995 was 10%.

         Equipment Loans

         Through July 1, 1995, Wellington may borrow up to $5,000,000 to finance the purchase of equipment. The principal amount is payable in monthly installments of 1/84th of the loan balance through November 20, 1998, when the remaining balance is due. At March 31, 1995, there were borrowings of $1,158,000 under the equipment loans.

         The equipment loans bear interest at the current prime rate plus 1% and the interest rate at March 31, 1995 was 10%.

         Amounts Due Former Affiliates of Polylok

         Amounts due former affiliates is primarily comprised of $1,228,000 due under a note payable agreement and deferred compensation agreement with the former owner of Polylok Corporation. Amounts are payable in equal quarterly installments of $269,108 plus interest, accruing at the prime interest rate (9% at March 31, 1995), with the final payment due March 31, 1996.

 6.      COMMON STOCK

         On November 1, 1993, the Board of Directors approved a three-for-two stock split, whereby shareholders of record on January 4, 1994, were entitled to one additional share of common stock for every two shares held, payable on January 24, 1994. Stock options, treasury stock, outstanding common stock and per share data included herein have been retroactively adjusted to reflect the split.

 7.      STOCK OPTION PLANS

         The Company has a Stock Incentive Plan for key employees under which the Company may grant incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock. The Company also has a non-qualified option agreement with a director to purchase a maximum of 22,500 shares of the Company's common stock exercisable at $3.22 per share.

         Jupiter also has stock option plans for employees and directors under which options are granted at fair market value for a period of ten years and are fully exercisable within eighteen months of grant.

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



         A summary of outstanding stock options is as follows:

                                                      Johnston                         Jupiter
                                                      --------                         -------
                                                              Exercise                           Exercise
                                                    Options     Price              Options         Price
                                                    -------   --------             -------       ---------
         Balance at June 30, 1994                  431,250   $2.37-$10.17           321,500     $3.63-$28.75
         Exercised                                                                 (19,500)     $3.63-$8.75
                                                   ------                          -------
         Balance at March 31, 1995                 431,250   $2.37-$10.17           302,000     $3.63-$28.75

         Options Available for Grant               855,000                          326,250
                                                   =======                          =======

 8.      STOCK PURCHASE PLAN

         On October 15, 1990, the Company adopted an Employee Stock Purchase Plan under which selected eligible employees and directors of the Company were granted the opportunity to purchase shares of the Company's common stock. Through March 31, 1995, 834,959 shares of the Company's stock have been purchased at market prices by employees and directors under the plan.

         At March 31, 1995, the Company has guaranteed plan participants' bank borrowings totaling approximately $6,709,000.

 9.      EARNINGS PER SHARE

         Earnings per share for the nine month periods ended March 31, 1995 and 1994 have been calculated based on the weighted average number of shares of common and common equivalent shares outstanding during each respective period. The calculation assumes the conversion of all outstanding options with the proceeds therefrom used to repurchase the Company's common stock at market price.

10.      INCOME TAXES

         The Company has adopted Financial Accounting Standards Board Standard No. 109, "Accounting for Income Taxes" and determines income taxes for financial reporting purposes using the asset and liability method. Under this method, deferred tax assets and liabilities are computed for differences between financial statement and tax bases of the Company's assets and liabilities at currently enacted tax rates.

         The provision for income taxes as computed under SFAS 109 is

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


         comprised of the following for the nine months ended March 31, 1995 and 1994:

                                                                      1995                       1994
                                                                      ----                       ----
           Federal:
             Current                                             $   2,617,000             $    1,796,000
             Deferred                                                1,497,000                  1,128,000
                                                                  ------------              -------------
                                                                     4,114,000                  2,924,000
                                                                  ------------               ------------

           State:
             Current                                                   664,000                    545,000
             Deferred                                                   33,000                  (278,000)
                                                                  ------------              ------------
                                                                       697,000                    267,000
                                                                  ------------               ------------

           Provision for income taxes                            $   4,811,000              $   3,191,000
                                                                  ============               ============

         The reconciliation of the Company's effective income tax rate to the Federal statutory rate of 34% for the nine months ended March 31, 1995 and 1994 follows:

                                                                       1995                        1994
                                                                       ----                        ----
                Federal income taxes
                  at statutory rate                                $ 4,132,000                $ 2,989,000

                State income taxes,
                  net of Federal tax                                   459,000                    176,000
                Equity in Income of Subsidiary                         159,000
                Other - Net                                             61,000                     26,000
                                                                    ----------                 ----------
                                                                   $ 4,811,000                $ 3,191,000
                                                                    ----------                 ----------
                Effective rate                                            39.6%                      36.3%
                                                                    ==========                 ==========

11.      CONTINGENCIES

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

12.      SUBSEQUENT EVENTS

         Dividend Declaration

         On April 26, 1995, the Company declared a quarterly dividend of .10 per share payable May 24, 1995, to shareholders of record of May 10, 1995.

ITEM 2             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

          In January 1995, the Company ("Johnston") increased its ownership interest in Jupiter National, Inc. ("Jupiter") to 54%, resulting in the consolidation of Jupiter operations with Johnston effective January 1, 1995.

          Net sales for the third quarter of fiscal 1995 were $91,002,000 compared to $42,595,000 for the same period in the prior year. For the nine-month period of fiscal 1995, net sales increased to $175,972,000 compared to $116,585,000 for fiscal 1994, of which $41,984,000 were attributable to operations of Jupiter since January 1, 1995. The remaining increases of $6,423,000 for the third quarter and $17,403,000 for the nine-month period, represent approximately a 15% increase in the Company's sales in each period compared to the same period in fiscal 1994. These increases were primarily the result of higher unit sales and product mix changes. Sales in the upholstery, furniture and home products markets were up $3,893,000 in the third quarter, an increase of 17%, and $14,417,000 for the nine months, for an increase of 25%. The remainder of the sales increase was mainly in the industrial and automotive segments of Johnston's business. At March 31, 1995, the sales backlog for the Company and Jupiter operations on a combined basis was $65,636,000 compared to $58,411,000 in the prior year for a 12.4% increase. The Company believes this level of sales backlog will enable it to sustain the present operations and sales level for the remainder of fiscal 1995.

          Cost of sales increased $40,815,000 for the third quarter of fiscal 1995 and $48,510,000 for the nine-months period as compared to the same periods for fiscal 1994, $35,247,000 of which is attributable to the operations of Jupiter for the third quarter of 1995. The remaining increases of $5,568,000 and $13,363,000 for the quarter and the nine-month period, respectively, are due largely to increased raw material costs for the quarter and the nine-month period as well as costs associated with the increase in units sold for each respective period.

          The increased sales volume has allowed the Company to maintain an increased level of productivity through higher utilization of plant and equipment. The increased volume, coupled with certain price increases, has enabled the Company to maintain its gross margin for the quarter and nine-month period in spite of the increases in raw material costs.

          Selling, general and administrative expenses increased $4,104,000 and $4,314,000, respectively, for the third quarter and nine-month period for fiscal 1995 as compared to the same periods in fiscal 1994. Part of the increases, $3,838,000, for the quarter and nine-month period are from the operations of Jupiter. The remaining increases of $266,000 and $476,000 for the quarter and the nine-month period, respectively, are due primarily to costs associated with a new line of decorative and home furnishing products at the Southern Phenix facility.

          Depreciation and amortization expense for the quarter and the nine-month period in fiscal 1995 increased $1,502,000 and $2,197,000, respectively, as compared to the same periods in fiscal 1994, with $1,236,000, for the quarter and nine-month period related to Jupiter. The remaining increase of $266,000 and $961,000 for the quarter and nine-month period, respectively, reflect depreciation on increased capital expenditures.

          The increases in income from operations of $1,986,000 and $4,366,000 for the three-month and nine-month periods ended March 31, 1995, includes $1,663,000 from the consolidation of the operations of Jupiter. The remaining increases of $323,000 and $2,703,000 for the three-month and nine-month periods, respectively, reflect the higher level of sales.

          Net interest expense increased $1,415,000 and $1,832,000, respectively, for the third quarter and nine-month period of fiscal 1995 compared to fiscal 1994, with $1,144,000, for the quarter and nine-month period attributable to Jupiter. The remaining increases of $271,000 and $688,000 for the quarter and nine-month period, respectively, are due to a restructuring of the revolving debt agreements and increased borrowings.

          The consolidation of Jupiter also results in the separate reporting of income or loss activity of the investment portfolio. Hence, beginning January 1, 1995, the Company's equity in earnings/loss of equity investments for the quarter will primarily include only the Company's 50% interest in Tech Textiles. The equity loss in Tech Textiles was $54,000 for the quarter ended March 31, 1995 as compared to $202,000 the prior year period, and the loss was $445,000 for the nine-month period ended March 31, 1995 as compared to a loss of $702,000 for the prior year period. In 1992, the Company entered into a 50%/50% partnership with an English company for the purpose of joint manufacture and sale of certain specialized textile products. The Company estimated Tech Textiles to have a three-year start-up phase and at March 31, 1995 it is performing at the Company's expectations.

          For comparison purposes, the equity in earnings/loss and realized and unrealized investment portfolio gain are combined and reflect increases of approximately $915,000 and $436,000, respectively, for the three and nine-months periods ended March 31, 1995. These increases are the primary result of increases in the market price of Jupiter's investment in Zoll Medical of $767,000 and $179,000 for the respective three and nine months ended March 31, 1995 versus declines in the market price of such investment for the same respective prior year periods, and the reporting of Jupiter's three months ended March 31, 1995 portfolio income on a pre-minority interest basis (gross). In addition, Tech Textiles' equity losses compared to the same respective periods decreased $148,000 and $257,000. Jupiter carries its portfolio investments at market or fair value. Minority interest is recorded for the minority shareholders' proportionate share of the equity and earnings of Jupiter.

Liquidity and Capital Resources

          Working capital at March 31, 1995 was $69,944,000 representing a current ratio of 2.53 to 1.

          Johnston has a $45,000,000 revolving credit agreement and a $10,000,000 line of credit. At March 31, 1995, current borrowings aggregated $50,100,000, $45,000,000 of which was attributable to the revolving credit agreement and $5,100,000 to the lines of credit. Borrowings under the revolving credit loans bear an interest rate of the federal funds rate plus 1/2 of 1% or the prime rate whichever is higher or the interest rate for Eurodollar loans based on the LIBOR rate plus a margin. At March 31, 1995 the average interest rate of 7.63%. The interest rate for the line of credit is the higher of the federal funds rate plus 1/2 of 1% or the prime rate.

          Jupiter had available to it the following sources of funds:

          A. A brokerage margin account for 50% of the value of 245,000 restricted shares of Zoll Medical Corporation held as collateral. At March 31, 1995, the value was $3,675,000, with borrowings of $1,321,000 at March 31, 1995 bearing an interest rate of 10% as determined by the broker called money rate plus 2 1/4%.

          B. A revolving credit loan for an aggregate amount of the lessor of $24,000,000 or certain percentages of accounts receivable and inventories, with borrowings at March 31, 1995 of $22,198,000 bearing an interest rate of prime plus 1% (10%).

          C. An available equipment loan of up to $5,000,000 expiring on June 30, 1995, which will be replaced on July 1, 1995 by a new equipment loan for $4,000,000. At March 31, 1995, $1,158,000 was outstanding bearing an interest rate of prime plus 1% (10%).


          Management believes that funds generated from operations and funds available under the various borrowing arrangements of the combined companies are sufficient for the current operations of the companies.

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES


                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               10. Third Amended and Restated Credit and Security Agreement dated as of January 31, 1995.

               11.   Statements of Computation of Per Share Earnings.

               27.   Financial Data Schedule (for SEC purposes only).

         (b) There were no reports filed on Form 8-K for the quarter ended March 31, 1995.

Item 1.                          LEGAL PROCEEDINGS


               In 1981, a subsidiary of the Company closed a steel fabricating facility in Pennsylvania which it had operated before its closing. The facility was purchased from the Company and again operated as a steel fabricating facility by the new owner for approximately two years and thereafter was purchased by the present owner who also operated it as a steel fabricating facility for about three years. Since that time, it has been closed.

               In February 1994, the present owners of the property filed a complaint against the Company and the previous owner alleging responsibility of those parties for the cost of remediation of the plant site. The complaint alleges that such costs to date are in excess of $1,500,000.

               The case is presently scheduled to be heard on June 5, 1995, and the Company has established a reserve in the amount of $180,000, which is the present estimate of potential costs to be incurred. Once the initial trial of this matter has been concluded, the Company will be in a position to further evaluate this claim with much more certainty and increase or decrease its reserve pursuant thereto. However, the Company is of the present opinion that this issue will not have a material effect on the Company's future financial condition and results of operations.

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES



                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this report to be filed on its behalf by the undersigned hereto duly authorized.





                                          JOHNSTON INDUSTRIES, INC.




DATED:  May 15, 1995                      BY /s/ John W. Johnson
                                             -----------------------
                                             John W. Johnson
                                             Vice President
                                             Chief Financial Officer

                                 EXHIBIT INDEX
 Item 6(a)

Exhibit No.
- -----------

   10        -- Third Amended and Restated Credit and Security
                Agreement dated as of January 31, 1995.

   11        -- Statement of Computation of Per Share Earnings.

   27        -- Financial Data Schedule (for SEC purposes only).




20