Form 10-K/A
period 1994-06-30
JOHNSTON INDUSTRIES INC
filed 1995-05-18
CIK 41017

                                  FORM 10-K


                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549


MARK ONE
  [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended June 30, 1994
                          -------------

                                      OR

  [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from           to           .
                                           ---------    ----------

Commission file number 1-6687
                       ------

                          JOHNSTON INDUSTRIES, INC.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                          11-1749980
- -------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)



105 Thirteenth Street, Columbus, Georgia                         31901
- -------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                (706) 641-3140
- -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:

                                                Name on each exchange
    Title of each class                         on which registered
    -------------------                         -------------------
Common Stock, $.10 Par Value                    New York Stock Exchange

                                     None
- -------------------------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   XX    No
                                    ------     ------

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 23, 1994.

                  Common Stock, $.10 Par Value -- $43,999,685
                  ------------------------------------------

                                 PART I

Item 1.  Business

    Johnston Industries, Inc. currently is a diversified manufacturer of home furnishings, industrial and, to a lesser extent, basic apparel and automotive textile fabrics. Johnston Industries, Inc. is a Delaware corporation which became the successor to a New York corporation of the same name on December 31, 1987 through a reincorporation merger, and references to "JII" or the "Company" include its predecessor and its subsidiaries, unless the context indicates otherwise.

    The executive offices of the Company are located at 105 13th Street, Columbus, Georgia 31901, in a 20,000 square foot, two story, office building, which was purchased August 20, 1993.

    The Company engages in textile manufacturing through its subsidiaries Southern Phenix Textiles, Inc. and Opp and Micolas Mills, Inc. which together operate in 1,477,000 square feet of manufacturing, warehouse and administrative facilities. The Company spins its own yarn using Autocoro open-end automatic rotor spinning and winding machines, Murata air jet spinners and to a minor extent some ring spinning equipment. Fabric is manufactured on a variety of shuttleless, rapier and air jet weaving machines as well as some shuttle looms. Nonwoven fabric is made in the stitchbond facility. The mills have an annual capacity of approximately 170 million linear yards of fabric (approximately 82 million pounds). Approximately 93% of production is for industrial and home furnishings and automotive manufacturers; the balance is for basic apparel manufacturers. The following table sets forth the percentage of sales to each major industry served by it:

                              1994          1993          1992
                              ----          ----          ----
Automotive                     10%           10%           13%
Industrial                     24%           24%           26%
Home Furnishings               57%           48%           45%
Apparel                         7%           14%           12%
Miscellaneous                   2%            4%            4%
                              ---           ---           ---
                              100%          100%          100%

    The Company believes that it is generally not directly affected by foreign competition although there is an indirect effect. The majority of the Company's products are manufactured for the industrial and home furnishings segments of the market with some sales in the basic apparel areas (duck and pocketing) and in automotive products. The direct effect of foreign competition in these areas is very minimal. There is however an indirect effect on the business. As total domestic textile sales volume is reduced as a result of imports, the companies that are directly affected (generally fashion and apparel manufacturers) search for sales volume in other areas to replace their lost volume. This results in increased competition and price pressures in some of the specialized markets that the Company serves.

    The Company is also attempting to market its products in Europe. Through June 30, 1994, the international direct sales volume has been no more than 3% of sales.

    The Company also owns 49% of Jupiter National, Inc. which is traded on the American Stock Exchange. In November 1992, Jupiter National, which previously operated solely as a venture capital company, purchased the custom fabrics division of WestPoint Pepperell. This division, now named Wellington Sears Company, is a diversified manufacturer of cotton and polyester fabrics for the home furnishings and industrial products markets. Its operations include spinning, weaving, product testing, waste textile fiber and fabric reclamation and other nonwoven production. Its products are used as outdoor furniture fabric, wiper cloths, napery, furniture upholstery, shoddy pads, tote bags and other industrial applications, etc.

Southern Phenix Textiles, Inc.

    Southern Phenix Textiles, Inc. ("Southern Phenix") manufactures woven fabrics from 100% polyester fiber for use in the automotive industry, home furnishings industry, for the coating and laminating trades, and by various other fabricators. Its operations include spinning, weaving, stitchbonding and finishings and its products are used in backing for foam car seat cushions, tufted upholstery and marine coated products, mattress ticking for popularly priced mattresses, and products for soft furniture. More than 75% of production is against firm orders, with finishing, packaging and other specifications determined by customers.

    Southern Phenix's single supplier for most of its polyester fiber is Wellman, Inc., formerly Fiber Industries, Inc. ("Wellman"). Southern Phenix does not have a long term agreement with Wellman and does not maintain supply contracts with Wellman or any other polyester suppliers. Other potential suppliers of polyester include DuPont and Hoechst-Celanese, as well as a number of other domestic and foreign sources. In the event any one supplier ceases to be available, management does not expect any difficulty in quickly obtaining polyester from another supplier.

    Southern Phenix's two manufacturing facilities totaling 708,000 square feet, located in Phenix City, Alabama, have an annual manufacturing capacity of approximately 72 million linear yards (36 million pounds) and include a finishing facility. The primary mill, which was one of the first in the United States to make woven goods from 100% polyester, was built in 1968, but its equipment and machinery continue to be extensively modernized. The primary mill is located on 13 acres of a 124-acre tract accessible by both road and rail. A second mill with 78,000 square feet on 11 acres, contains stitchbond operation. Capital expenditures at Southern Phenix in fiscal 1994 amounted to $4,124,000. For the fiscal year 1994, Southern Phenix facilities operated at approximately 80% of rated capacity.

    Sales of Southern Phenix products to the automotive industry are made through Acme Mills Company, as its exclusive automotive marketing representative. Such sales to Acme Mills Company account for approximately 10% of the Company's consolidated revenues.

    Southern Phenix also has contracted with Glabman Teichner Company to market the majority of its decorative and upholstery fabrics. Other products are generally sold by the Company's five salesmen.

Backlog

    At June 30, 1994, Southern Phenix's backlog of orders was approximately $13,299,000 compared to $11,491,000 at June 30, 1993 and $10,621,000 at June
30, 9192. All backlog at year-end is expected to be delivered in the current fiscal year.

Employees

    As of June 30, 1994, Southern Phenix had approximately 520 full-time employees, none of whom is covered by collective bargaining agreements. Southern Phenix believes its relations with its employees are good.

Competition
    Southern Phenix's competition consists principally of six companies, a number of which are larger and have significantly greater resources than Southern Phenix or the Company. While the company believes that there are several competitors with larger market shares than it in each product group, market shares vary substantially from product to product within a group and there are individual products for which Southern Phenix is the market leader as well as others for which it does not have a significant market share. Means of competition include quality of product and of service - chiefly the ability to respond and meet customer product requirements expeditiously and reliably - as well as price. The Company believes that service is an important positive competitive factor for Southern Phenix and that only its relatively small size is a negative factor, though one which is not viewed as significant. The Company believes that competition from domestic manufacturers has intensified over the last several years and will continue to increase in the future.

    The Company believes that while it is not directly affected by foreign competition, it is indirectly affected by such competition as discussed on Page 2.

Opp and Micolas Mills, Inc.

    Opp and Micolas Mills, Inc. ("Opp and Micolas") manufactures more than 69 different styles (in the "greige" state, i.e., unbleached and undyed as taken from the loom) of all cotton fabrics and cotton/polyester blended fabrics for the coating, home furnishings and apparel markets. Opp and Micolas also produces fabrics for the footwear and building supplies industries and for various industrial operations. Its fabrics are used in a broad range of coated products including wall coverings, coated fabrics for autos such as convertible tops, cloth roof coverings and felt window liners, rubber coated products such as automotive V-belts and other belts for industrial machinery, apparel, industrial protective clothing and specialty items, such as tote bags, handbags and shoes.

    Opp and Micolas buys most of its polyester from Wellman, formerly Fiber Industries, Inc., and its cotton from ten established domestic cotton merchants in the open market. Opp and Micolas does not maintain a supply agreement with Wellman or any other supplier. Management believes that adequate supplies of cotton are available in the open market and should any one of its principal suppliers of cotton or polyester cease to be available, management does not expect any difficulty in quickly locating another supplier.

    Opp and Micolas manufactures fabrics primarily through the use of the "open-end" spinning method but has some conventional "ring" spinning equipment still in use. Open-end spinning is a fully automated spinning process which yields a consistency and quality of yarn unobtainable from ring spinning. In recent years Opp and Micolas has engaged in an extensive capital expenditure program aimed at converting both mills to open-end spinning and shuttleless weaving. Under this program, the Opp and Micolas capital expenditures program was $6,581,000 in fiscal 1994. For the fiscal year 1994, Opp and Micolas operated at approximately 93% of rated capacity.

    The fabrics produced by Opp and Micolas are manufactured to firm orders and are sold directly to manufacturers which have their own converting departments or finishing facilities and to fabric convertors who dye and print unfinished fabrics. Opp and Micolas employs six full-time salesmen and accepts orders from a small number of commissioned agents. Sales by agents accounted for less than 2% of its fiscal 1994 sales.

    The Opp Mill encompasses 13 acres and has approximately 340,000 square feet of plant facility. The Micolas Mills, which is located near the Opp Mill, has 19 acres and approximately 429,000 square feet of plant facility. A nearby Company-owned tract of 140 acres is available for future expansion.
The mills, which share some basic facilities and services but are equipped to operate independently, are single level facilities which were built in 1922 and, like Southern Phenix plant, underwent extensive modernization programs in the early 1990's. The Opp and Micolas Mills have a aggregate annual capacity of 98 million linear yards of fabric (46 million pounds).

Backlog

    At June 30, 1994, Opp and Micolas' backlog of orders was approximately $31,798,000 compared to $26,180,000 at June 30, 1993 and $28,734,000 at June
30, 1992. The increase in backlog at June 30, 1994, was the result of large increases in orders from the home furnishings market. All backlog at year-end is expected to be delivered in the current fiscal year.

Employees

    As of June 30, 1994, Opp and Micolas had approximately 950 full-time employees, none of whom are covered by collective bargaining agreements. Opp and Micolas believes its relations with its employees are good.

Competition

    Opp and Micolas competition consists principally of 10 companies, a number of which are larger and have significantly greater resources than Opp and Micolas or the Company. While the Company believes that there are several competitors with larger market shares than it in each product group, market shares vary substantially from product to product within a group and there are individual products for which Opp and Micolas is the market leader as well as others for which it does not have a significant market share. Means of competition include quality of product and service - chiefly the ability to respond and meet customer product requirements expeditiously and reliably - as well as price. The Company believes that service is an important positive competitive factor for Opp and Micolas and that only its relatively small size is a negative factor, though one which is not viewed as significant.

    The Company believes that while it is not directly affected by foreign competition, it is directly affected by such competition as discussed on Page 2.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for fiscal 1994 were $159,904,000 compared to $154,074,000 for the prior year, an increase of 4%. This increase was primarily the result of a 24% improvement in sales of upholstery and furniture products by Opp and Micolas and Southern Phenix offset by a 46% reduction in apparel market sales at Opp and Micolas. The decrease in the Company's low margin apparel market sales reflects management's decision to significantly reduce its involvement in this market and is expected to continue in the future. Presently, apparel market sales represent only 13% of the Opp and Micolas total business and the increase in upholstery and furniture market products produced significantly higher gross margins. In addition, the Company has placed greater emphasis on the development of new high margin products and designs in the decorative fabrics sector of the home furnishings market.

The 11% increase in net sales to $154,074,000 in fiscal 1993 compared to fiscal 1992 was primarily in unit sales volume. The upholstery and furniture market was a major contributor providing about 8% and apparel contributed about 3% of the increase.

At the present time, our sales backlog is high, the economy is relatively stable, and we are not aware of any material trends that will have a significant effect on future operations or sales volume. These conditions are comparable to fiscal 1993, with the exception of increases in raw material prices, primarily cotton and polyester. Although increasing, export sales represent approximately 3% of our core business.

Although net sales for fiscal 1994 increased 4% from fiscal 1993, the Company's operating income increased approximately 33%.

Cost of Sales as a percentage of sales, which had significantly improved in 1992 compared to prior years, maintained the improved level in 1993 and made another significant improvement in 1994. Gross profit was 21.5% in 1992 and 1993 and improved to 24.2% in 1994. Improved sales volume, especially in upholstery and furniture fabrics at Southern Phenix, have significantly increased productivity through higher utilization of plant and equipment. This improvement also reflects decreased cost resulting from utilization of newer machinery and equipment purchased over the past several years.

Management does not believe that inflation has had a material impact on results of operations for the periods presented. Substantial and unreasonable increases in costs, however, could have a significant economic effect on the industry and the Company. Management believes, to the extent inflation affects its costs in the future, the Company can generally offset inflation by increasing prices, if competitive conditions permit.

Selling, general and administrative expenses increased 11% in fiscal 1994 and 19% in fiscal 1993. In fiscal 1994 and fiscal 1993, approximately one-half of the increase was in selling expenses (personnel, samples and commissions) at Southern Phenix directly related to the new line of decorative fabrics introduced in the upholstery and furniture markets. There were also small increases in support expenses in administrative functions to support the sales effort. It should be noted that while the absolute dollars of these 1994 and 1993 expenses are higher, as a percentage of sales the annual increase was only 1/2 of 1% each year. It should also be noted that increased expenses due to development of new, value added markets, were offset and substantially exceeded by increased profitability.

Depreciation and amortization expenses were up 5% in fiscal 1994 to $10,202,000 and 5% in fiscal 1993 to $9,761,000 over the prior years. These increases reflect the recent improvement in the level of capital expenditures. Over the past three years, the Company has invested $32,487,000 to continue our effort to upgrade machinery and equipment to state-of-the-art levels, and move into new more profitable markets.

Net interest expense was up 18% in fiscal 1994 to $2,845,000 and 8% in fiscal 1993 to $2,403,000 from the prior years. While the increase in 1993 was due to a higher average borrowing balance, the change in 1994 was primarily due to a reduction in interest income. Interest income decreased $379,000 in 1994 because of the payment of a note receivable in July, 1993. The average interest rate increased slightly from 6-1/4 to 6-1/2 and the total bank debt increased $1,800,000.

The other net elements of Other Expenses were nominal in fiscal 1992 but increased significantly in fiscal 1993 and fiscal 1994. The increase in 1994 and 1993 relates to the liability for the Company's former steel fabrication operations which is discussed in Note 2 in the financial statements. This liability represents costs related to health insurance and death benefits and is stated at the actuarially determined discounted present value.

In fiscal 1994, there was a loss of $980,000 from the operations of Tech Textiles, USA, compared to a loss of $889,000 in fiscal 1993 and a loss of $198,000 in fiscal 1992, the year Tech Textiles was established as a 50%-owned joint venture with another company and the year Tech Textiles commenced operations. These amounts reflect the startup nature of this new business and is consistent with the Company's expectations and original business plan. The operations of Tech Textiles are expected to generate substantially smaller losses through fiscal year 1995 compared to prior fiscal years. For fiscal year 1996, management expects Tech Textiles to be profitable.

The Company holds a 49% interest in Jupiter National, Inc. ("Jupiter"). In fiscal 1992, Jupiter experienced a large increase in net asset value primarily due to the increased market values of two noncontrolled portfolio companies that had initial public offerings. In fiscal 1993, the net asset value of Jupiter continued to increase because of the market value of the investment portfolio and the operating profits of Wellington Sears Company, a major 100% manufacturing acquisition by Jupiter in that fiscal year. In fiscal 1994, the market value of one of the portfolio companies in which Jupiter has a financial interest decreased significantly in value, which decrease exceeded other increases in portfolio investments of Jupiter and the operating profit generated by Wellington Sears Company. Consequently, for the last three years, the Company recognized income from Jupiter of $2,339,000 for fiscal 1992, $6,163,000 for fiscal 1993, and a loss of $106,000 for fiscal 1994. Because of these factors, Jupiter has reported volatility in its earnings for the last three years and will continue to potentially show such volatility dependent on the value of its portfolio investments due to market conditions and the profit generated from the operations of Wellington Sears Company.

The provision for income taxes in fiscal 1992 was low due to a loss carryforward from fiscal 1991. The provision in fiscal 1993 and 1994 is at a 38% rate.

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Effective July 1, 1993, the Company adopted SFAS 109 retroactively, and restated all prior years presented.

The effect of the retroactive restatement on shareholders' equity at July 1, 1992 was a reduction of $418,000. Net income and earnings per share as previously reported for fiscal 1993 were $8,878,000 and $.81, respectively, and for fiscal 1992 were $6,771,000 and $.62, respectively. The restatement impact of applying SFAS 109 on net income was a $352,000 reduction to $8,526,000 and a reduction of $.03 per share to $.78 in fiscal 1993. In fiscal 1992, the restatement impact on net income was a reduction of $82,000 to $6,689,000 while earnings per share remained at $.62.

LIQUIDITY AND CAPITAL RESOURCES

The net cash provided by operating activities of $13,567,000 in fiscal 1994 was $571,000 less favorable than the $14,138,000 generated in fiscal 1993. This decrease in cash from operations was a direct result of increased accounts receivable and increased inventories over the prior year. The accounts receivable were up due to higher sales volume while inventories increased because of growth in upholstery markets, which requires more shelf stock.

Capital expenditures in fiscal 1994 of $12,701,000 was $2,320,000 higher than the $10,381,000 expenditure in the prior year and reflects management's goal of 8% of net sales. These expenditures were primarily for the replacement of existing equipment with the latest technology, the implementation of new manufacturing processes, and development of new products.

Although current replacement cost for inventories at June 30, 1994 and 1993 was less than last-in, first-out carrying value, the Company's management believes that the carrying value will be recovered through future sales which will yield normal profit margins.

On January 14, 1994, the Company completed the restructuring of its loan facilities with its banks and at June 30, 1994 had a revolving credit loan of $35,000,000, a term note of $5,000,000, and a line of credit of $10,000,000 with outstanding borrowings of $2,500,000. The $5,000,000 term loan is due in fiscal 1995 while the balance will be due on January 14, 1997. The Company plans to restructure its debt prior to January 14, 1997. Certain of the Company's borrowing agreements require the Company, among other things, to maintain certain financial ratios and specified levels of working capital and intangible net worth, as defined. The Company was in technical noncompliance with respect to its covenant related to the Maximum Leverage Ratio, as defined, as of June 30, 1994; however, on August 15, 1994, the Amended Credit Agreement was modified through June 30, 1995 to revise such Maximum Leverage Ratio in order to cure such technical noncompliance and in order to make certain covenants less restrictive.

A decision was made by the Company in fiscal 1993 to move the executive office to Columbus, Georgia. In that regard, in fiscal 1994 a building was purchased and renovated, and the Company obtained a Purchase Money Mortgage Loan of $1,325,000. As of June 30, 1994, the remaining balance on this loan was $1,303,000. Working Capital at June 30, 1994 is $25,495,000. With the net expected cash provided by operating activities in fiscal 1995 which will include over $11,000,000 in expected depreciation expense in addition to operating earnings, the Company will have adequate cash and capital resources for its requirements.

RECENT DEVELOPMENTS

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

NEW ACCOUNTING STANDARD

Statement of Financial Accounting Standard No. 112 ("SFAS 112"), "Employers' accounting for Postemployment Benefits," establishes accounting standards for employers that provide benefits to former or inactive employees after employment but before retirement and is effective for fiscal years beginning after December 15, 1993. The Company expects that there will be no material effect upon implementing SFAS 112 on its financial position or results of operations.

Supplemental data appearing on page 13 of the 1994 Annual Report under the caption "Quarterly Information" is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

The information beginning on page 4 of the Johnston Industries, Inc. Proxy Statement dated October 3, 1994 (to be filed within 30 days hereafter) ("Proxy Statement") under the caption "Executive Compensation and Related Matters" and on page 10 of the Proxy Statement under the caption "Other Matters" are incorporated herein reference. David L. Chandler and Rainer H. Bosselman, officers and directors of Johnston Industries, Inc., are also officers and directors of affiliated companies. An estimated 60% and 35%, respectively, of their time is allocated to their duties at Johnston Industries, Inc.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information on page 1 of the Proxy Statement under the caption "Principal Stockholders" and on pages 2 and 3 under the caption "Nominees for Election as Director" is incorporated herein by reference. David L. Chandler beneficially owns 42.7% of Redlaw Industries Inc.'s securities.

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES


TABLE OF CONTENTS

                                                                                                                          PAGE
INDEPENDENT AUDITORS' REPORT                                                                                          F-1 and
                                                                                                                          F-2

CONSOLIDATED FINANCIAL STATEMENTS OF JOHNSTON INDUSTRIES, INC.
   AND SUBSIDIARIES AS OF JUNE 30, 1994 AND 1993 AND FOR EACH OF THE
   THREE YEARS IN THE PERIOD ENDED JUNE 30, 1994:

   Consolidated Balance Sheets                                                                                            F-3

   Consolidated Statements of Income                                                                                      F-4

   Consolidated Statements of Stockholders' Equity                                                                        F-5

   Consolidated Statements of Cash Flows                                                                                  F-6


   Notes to Consolidated Financial Statements                                                                          F-7 to
                                                                                                                         F-19

FINANCIAL STATEMENT SCHEDULES:

   Johnston Industries, Inc. and Subsidiaries
   ------------------------------------------

   Schedule I - Marketable Securities - Other Security Investments                                                        S-2

   Schedule II - Amounts Receivable from Related Parties and Underwriters, Promoters,
    and Employees Other Than Related Parties                                                                              S-3

   Schedule V - Property, Plant, and Equipment                                                                            S-4

   Schedule VI - Accumulated Depreciation and Amortization of Property, Plant,
    and Equipment                                                                                                         S-5

   Schedule VIII - Valuation and Qualifying Accounts                                                                      S-6

   Schedule IX - Short-Term Borrowings                                                                                    S-7

   Schedule X - Supplementary Income Statement Information                                                                S-8


CONSOLIDATED FINANCIAL STATEMENTS OF JUPITER NATIONAL, INC.
AS OF JUNE 30, 1994 AND 1993 AND FOR EACH OF THE THREE YEARS
ENDED JUNE 30, 1994:

   Report of Independent Accountants                                                                                      J-1

   Consolidated Statements of Financial Position                                                                          J-2

   Consolidated Statements of Operations and Changes in Net Assets                                                        J-3

   Consolidated Statements of Cash Flows                                                                                  J-4

   Notes to Consolidated Financial Statements                                                                          J-5 to
                                                                                                                         J-12

   Consolidated Schedule of Investments as of June 30, 1994 and
       June 30, 1993                                                                                                  J-13 to
                                                                                                                         J-20



All other schedules are omitted because they are either not required or the information is included in the notes to consolidated financial statements.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Johnston Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Johnston Industries, Inc. and subsidiaries (the "Company") as of June 30, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1994. Our audits also included the financial statement schedules listed in the Table of Contents. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Johnston Industries, Inc. and subsidiaries at June 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for income taxes in 1994 to conform with Statement of Financial Accounting Standards No. 109 and, retroactively, restated the 1993 and 1992 financial statements for the change.

As explained in Note 5, the consolidated financial statements include the Company's investment in and equity in earnings of its unconsolidated affiliate, Jupiter National, Inc. ("Jupiter"). As of and for the years ended June 30, 1994 and 1993, a portion of the Company's investment in Jupiter ($17,434,000 and $9,263,000, respectively) and equity in earnings from Jupiter ($2,010,560 and $755,180, respectively) relates to security values estimated by Jupiter's Board of Directors in the absence of readily ascertainable market values. We have reviewed the procedures used in arriving at the estimates of value of such securities and have inspected underlying documentation and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for Jupiter's investment securities existed, and the difference could be material to the Company's consolidated financial statements.





August 15, 1994

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1994 AND 1993
- --------------------------------------------------------------------------------------------------



ASSETS                                                              1994                 1993
CURRENT ASSETS:
  Cash                                                          $  3,914,000          $  4,102,000
  Accounts and notes receivable, net of allowance of $368,000
    and $314,000                                                  18,152,000            15,643,000
  Notes receivable and accrued interest from stockholders                                5,524,000
  Inventories                                                     25,438,000            23,194,000
  Prepaid expenses and other                                       1,330,000             1,259,000
                                                                ------------          ------------
      Total current assets                                        48,834,000            49,722,000

INVESTMENTS - At equity                                           21,529,000            18,038,000

PROPERTY, PLANT, AND EQUIPMENT -  Net                             65,354,000            62,982,000

INTANGIBLE ASSET -  Pension                                        2,874,000             3,869,000

OTHER ASSETS                                                       2,096,000             1,460,000
                                                                ------------          ------------
                                                                $140,687,000          $136,071,000
                                                                ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY                               1994                  1993
CURRENT LIABILITIES:
Short-term borrowings                                           $  2,500,000          $ 10,000,000
  Current maturities of long-term debt                             5,087,000             9,500,000
  Accounts payable                                                 6,410,000             8,085,000
  Accrued expenses                                                 7,372,000             6,578,000
  Income taxes payable                                               806,000               638,000
  Deferred income taxes                                            1,164,000             1,214,000
                                                                ------------          ------------
  Total current liabilities                                       23,339,000            36,015,000
                                                                ------------          ------------
LONG-TERM DEBT                                                    36,216,000            22,500,000
                                                                ------------          ------------
OTHER LIABILITIES                                                 16,876,000            11,840,000
                                                                ------------          ------------
LONG-TERM DEFERRED INCOME TAXES                                    4,142,000             5,271,000
                                                                ------------          ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, par value $.01 per share; authorized,
  3,000,000 shares; none issued
 Common stock, par value $.10 per share; authorized,
  20,000,000 shares; issued 12,411,891 and 12,338,245              1,241,000             1,235,000
 Additional paid-in capital                                       17,107,000            16,733,000
 Retained earnings                                                51,371,000            48,536,000
                                                                ------------          ------------
   Total                                                          69,719,000            66,504,000
 Less treasury stock:  1,682,112 and 1,650,412 shares at cost     (6,407,000)           (6,059,000)
 Less minimum pension liability, net of tax benefit               (3,198,000)                    -
                                                                ------------          ------------
   Stockholders' equity                                           60,114,000            60,445,000
                                                                ------------          ------------
                                                                $140,687,000          $136,071,000
                                                                ============          ============



See notes to consolidated financial statements.

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 1994, 1993, AND 1992
- ----------------------------------------------------------------------------------------------



                                                         1994             1993                1992
NET SALES                                           $159,904,000     $154,074,000        $138,272,000
                                                    ------------     ------------        ------------
COSTS AND EXPENSES:
  Cost of sales, excluding depreciation and
    amortization                                     121,261,000      120,933,000         108,606,000
  Selling, general, and administrative                13,306,000       11,980,000          10,037,000
  Depreciation and amortization                       10,202,000        9,761,000           9,304,000
                                                    ------------     ------------        ------------
      Total costs and expenses                       144,769,000      142,674,000         127,947,000
                                                    ------------     ------------        ------------
INCOME BEFORE OTHER EXPENSE AND
  PROVISION FOR INCOME TAXES                          15,135,000       11,400,000          10,325,000
                                                    ------------     ------------        ------------
OTHER EXPENSE:
  Interest expense - net                               2,845,000        2,403,000           2,223,000
  Other - net                                            590,000          491,000              12,000
                                                    ------------     ------------        ------------
    Total other expenses                               3,435,000        2,894,000           2,235,000
                                                    ------------     ------------        ------------
EQUITY IN EARNINGS (LOSSES)
  OF EQUITY INVESTMENTS                               (1,086,000)       5,274,000           2,141,000
                                                    ------------     ------------        ------------
INCOME BEFORE PROVISION
  FOR INCOME TAXES                                    10,614,000       13,780,000          10,231,000

PROVISION FOR INCOME TAXES                             4,085,000        5,254,000           3,542,000
                                                    ------------     ------------        ------------
NET INCOME                                          $  6,529,000     $  8,526,000        $  6,689,000
                                                    ============     ============        ============
EARNINGS PER SHARE                                  $       0.60     $       0.78        $       0.62
                                                    ============     ============        ============
DIVIDENDS PER SHARE                                 $       0.35     $       0.32        $       0.24
                                                    ============     ============        ============
WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                                  10,850,141       10,931,781          10,874,356
                                                    ============     ============        ============


See notes to consolidated financial statements.

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1994, 1993, AND 1992
- -----------------------------------------------------------------------------------------------------------------------
                                                                 COMMON STOCK              ADDITIONAL
                                                            -----------------------         PAID-IN           RETAINED
                                                              SHARES        AMOUNT          CAPITAL           EARNINGS
BALANCE, JUNE 30, 1991 - As previously reported              8,008,765    $ 800,000        $15,858,000      $39,770,000

  Adjustment for three-for-two stock split (see Note 10)     4,004,382      401,000           (401,000)
                                                            ----------    ---------        -----------      -----------
  Effect of SFAS 109 adoption (see Note 14)                                                                    (418,000)

BALANCE, JUNE 30, 1991 - As restated                        12,013,147    1,201,000         15,457,000       39,352,000

  Exercise of stock options                                    165,545       18,000            484,000

  Net income                                                                                                  6,689,000

  Fractional shares redeemed as a result
    of the three-for-two stock split                              (270)                         (3,000)

  Dividends paid ($.24 per share)                                                                            (2,619,000)
                                                            ----------    ---------        -----------      -----------
BALANCE, JUNE 30, 1992                                      12,178,422    1,219,000         15,938,000       43,422,000

  Exercise of stock options                                    159,823       16,000            795,000

  Purchase of treasury stock

  Net income                                                                                                  8,526,000

  Dividends paid ($.32 per share)                                                                            (3,412,000)
                                                            ----------    ---------        -----------      -----------
BALANCE, JUNE 30, 1993                                      12,338,245    1,235,000         16,733,000       48,536,000

  Exercise of stock options                                     73,742        6,000            376,000

  Purchase of fractional shares                                    (96)                         (2,000)

  Purchase of treasury stock

  Net income                                                                                                  6,529,000

  Dividends paid ($.35 per share)                                                                            (3,694,000)

  Minimum pension liability, net of tax
    benefit of $1,957,000
                                                            ----------    ---------        -----------      -----------
BALANCE, JUNE 30, 1994                                      12,411,891    $1,214,000       $17,107,000      $51,371,000
                                                            ==========    ==========       ===========      ===========

                                                                 TREASURY STOCK
                                                             -----------------------         MINIMUM
                                                               SHARES      AMOUNT        PENSION LIABILITY     TOTAL
BALANCE, JUNE 30, 1991 - As previously reported                885,375   $(3,366,000)                       $53,062,000

  Adjustment for three-for-two stock split (see Note 10)       442,687

  Effect of SFAS 109 adoption (see Note 14)                                                                    (418,000)
                                                             ---------   -----------       -----------      -----------
BALANCE, JUNE 30, 1991 - As restated                         1,328,062    (3,366,000)                        52,644,000

  Exercise of stock options                                                                                     502,000

  Net income                                                                                                  6,689,000

  Fractional shares redeemed as a result
    of the three-for-two stock split                                                                             (3,000)

  Dividends paid ($.24 per share)                                                                            (2,619,000)
                                                             ---------   -----------       -----------      -----------
BALANCE, JUNE 30, 1992                                       1,328,062    (3,366,000)                        57,213,000

  Exercise of stock options                                                                                     811,000

  Purchase of treasury stock                                   322,350    (2,693,000)                        (2,693,000)

  Net income                                                                                                  8,526,000

  Dividends paid ($.32 per share)                                                                            (3,412,000)
                                                             ---------   -----------       -----------      -----------
BALANCE, JUNE 30, 1993                                       1,650,412    (6,059,000)                        60,445,000

  Exercise of stock options                                                                                     382,000

  Purchase of fractional shares                                                                                  (2,000)

  Purchase of treasury stock                                    31,700      (348,000)                          (348,000)

  Net income                                                                                                  6,529,000

  Dividends paid ($.35 per share)                                                                            (3,694,000)

  Minimum pension liability, net of tax
    benefit of $1,957,000                                                                  $(3,198,000)      (3,198,000)
                                                             ---------   -----------       -----------      -----------
BALANCE, JUNE 30, 1994                                       1,682,112   $(6,407,000)      $(3,198,000)     $60,114,000
                                                             =========   ===========       ===========      ===========


See notes to consolidated financial statements.

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1994, 1993, AND 1992
- ------------------------------------------------------------------------------------------------------------


                                                                   1994            1993             1992
OPERATING ACTIVITIES:
  Net income                                                   $  6,529,000    $  8,526,000     $  6,689,000
                                                               ------------    ------------     ------------
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                                10,202,000       9,761,000        9,304,000
    Provision for bad debts                                         151,000         383,000          493,000
    Undistributed (income) losses of
      unconsolidated affiliates                                   1,086,000      (5,274,000)      (2,141,000)
    Changes in assets and liabilities:
      Accounts and notes receivable                              (2,563,000)       (375,000)      (1,023,000)
      Inventories                                                (2,244,000)       (309,000)      (3,018,000)
      Deferred income taxes                                         (50,000)        (21,000)        (279,000)
      Prepaid expenses and other assets                            (566,000)        264,000       (2,260,000)
      Accounts payable                                           (1,675,000)     (1,366,000)       2,304,000
      Accrued expenses                                              794,000         (27,000)         406,000
      Income taxes payable                                          168,000         113,000          819,000
      Other liabilities                                           1,704,000       2,291,000        1,625,000
    Other, net                                                       31,000         172,000          133,000
                                                               ------------    ------------     ------------
        Total adjustments                                         7,038,000       5,612,000        6,363,000
                                                               ------------    ------------     ------------
        Net cash provided by operating activities                13,567,000      14,138,000       13,052,000
                                                               ------------    ------------     ------------
INVESTING ACTIVITIES:
  Additions to property, plant, and equipment                   (12,701,000)    (10,381,000)      (9,405,000)
  Increase in investments                                        (4,578,000)     (2,034,000)      (1,447,000)
  Repayments from (loans to) stockholders                         5,383,000         341,000       (5,725,000)
                                                               ------------    ------------     ------------
        Net cash used in investing activities                   (11,896,000)    (12,074,000)     (16,577,000)
                                                               ------------    ------------     ------------
FINANCING ACTIVITIES:
  Principal payments of debt                                     (4,022,000)     (2,000,000)      (2,500,000)
  Proceeds from issuance of long-term debt                       13,325,000                        9,000,000
  Net borrowings under line-of-credit agreements                 (7,500,000)      4,000,000
  Purchase of treasury stock                                       (348,000)     (2,693,000)
  Proceeds from employee stock ownership plan                                     1,454,000       (1,454,000)
  Proceeds from issuance of common stock                            380,000         811,000          502,000
  Dividends paid                                                 (3,694,000)     (3,412,000)      (2,619,000)
                                                               ------------    ------------     ------------
        Net cash provided by (used in) financing activities      (1,859,000)     (1,840,000)       2,929,000
                                                               ------------    ------------     ------------
NET INCREASE (DECREASE) IN CASH                                    (188,000)        224,000         (596,000)

CASH, BEGINNING OF YEAR                                           4,102,000       3,878,000        4,474,000
                                                               ------------    ------------     ------------
CASH, END OF YEAR                                              $  3,914,000    $  4,102,000     $  3,878,000
                                                               ============    ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the year for:
    Interest                                                     $2,962,000      $2,861,000       $3,061,000
    Income taxes                                                 $2,908,000      $2,472,000       $1,567,000

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 1994 AND 1993
AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED JUNE 30, 1994


 1.    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

       Principles of Consolidation - The consolidated financial statements include the accounts of Johnston Industries, Inc. and its wholly owned subsidiaries (the "Company"), which are involved in the manufacture and sale of industrial textiles. All significant intercompany accounts and transactions have been eliminated.

       Inventories - The Company's inventories of finished goods, work in process, and raw materials are stated at the lower of cost (using the last-in, first-out cost flow assumption) or market. Supplies are stated at cost determined on the first-in, first-out basis.

       Property, Plant, and Equipment - Property, plant, and equipment is stated at cost. Depreciation and amortization are provided principally by the use of the straight-line method over the estimated useful service lives of 40 years for buildings and improvements and 3-20 years for machinery and equipment.

       Revenue Recognition - Revenue is generally recognized as products are shipped to customers. When customers, under the terms of specific orders, request that the Company manufacture and invoice goods on a bill and hold basis, the Company recognizes revenue based on the completion date required in the order and actual completion of the manufacturing process. At that time, title and risks of ownership are transferred to the customer. Accounts receivable included bill and hold receivables of $3,136,000 and $2,538,000 at June 30, 1994 and 1993, respectively.

       Concentration of Credit Risk - The Company's accounts receivable are generally unsecured and are liquidated based on cash flows generated by its customers' operations.

       Income Taxes - In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Effective July 1, 1993, the Company adopted SFAS 109 retroactively, and restated all prior years presented. Under SFAS 109, the Company determines income taxes for financial reporting purposes using the asset and liability method. Under this method, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

       Earnings Per Share - Earnings per share are calculated based on the weighted average number of common and common equivalent shares outstanding during each respective fiscal year. Fully diluted earnings per share are not presented because the difference from primary earnings per share is insignificant for all periods presented.

       Postretirement and Postemployment Benefits - On July 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions." The impact of adoption of SFAS 106 was not material to the Company's financial position or results of operations. Statement of Financial Accounting Standards No. 112 ("SFAS 112"), "Employers' Accounting for Postemployment Benefits," establishes accounting standards for employers that provide benefits to former or inactive employees after employment but before retirement and is effective for fiscal years beginning after December 15, 1993. The Company expects that there will be no material effect upon implementing SFAS 112 on its financial position or results of operations.

 2.    STEEL FABRICATION OPERATIONS

       The accompanying balance sheets as of June 30, 1994 and 1993 include accruals of $7,903,000 and $7,828,000, respectively, for the remaining costs expected to be incurred in phasing out the Company's steel fabrication operations. These costs are principally related to health insurance and death benefits for former employees and are stated at the actuarially determined discounted present value. These operations were closed in 1981.

       In February 1994, the operators of a steel fabricating facility filed a complaint against a previous operator of the facility and a former subsidiary of Johnston Industries, Inc. which had operated the facility earlier before its close in 1981. The complaint seeks to have the earlier operators bear the response costs incurred in remediation of contamination at the plant site. Such costs are alleged to be in excess of $1,500,000 to date. The Company is presently in the process of obtaining sufficient information to fully evaluate the claim. The Company has established a reserve in the amount of $180,000 as an estimate of potential legal costs to be incurred in connection with defending this matter. Based upon the advice of legal counsel, no reserve for remediation of the site has been established. While the ultimate resolution of any lawsuit involves uncertainty, management believes settlement of this issue will not have a material effect on the Company's financial condition or results of operations.

       During 1992, the Company was notified by the Federal Environmental Protection Agency ("EPA") and Michigan Department of Natural Resources ("MDNR") that the EPA and MDNR believe the Company is a potentially responsible party for the remediation of contamination at a former landfill facility previously utilized by the Company's steel fabrication operations. Negotiations are currently under way among the owner/operator group, the generator group, and MDNR as to the allocation of response costs expended to date. The current estimate of the Company's share of costs to date is approximately $20,000 which has been recorded in the financial statements. Any additional liability of the Company for future costs is not expected to be material.

       Management believes that the accruals described above are sufficient to cover the estimated costs to comply with the terms of settlements and other matters.

 3.    RECEIVABLES FROM RELATED PARTIES

       During 1992 and 1993, the Company made secured revolving loans to Redlaw Industries, Inc. ("Redlaw"), a stockholder. As of June 30, 1993, $5,524,000 was outstanding. In July 1993, principal and interest was paid in full. An additional loan of $1,300,000 was made to Redlaw in October 1993 and interest and principal was paid in full in December 1993. All loans bore interest at the Company's interest rate on its revolving credit loan (see Note 8) plus 1/2 of 1%.

 4.    INVENTORIES

       Inventories consist of the following at June 30, 1994 and 1993:

                                                                                        1994             1993
       Finished goods                                                              $  11,585,000    $  8,588,000
       Work-in-process                                                                 6,897,000       6,240,000
       Raw materials and supplies                                                      6,956,000       8,366,000
                                                                                   -------------    ------------
                                                                                      25,438,000      23,194,000
       Difference between LIFO carrying value and
         current replacement cost                                                      (838,000)        (656,000)
                                                                                   ------------     -----------

            Current replacement cost                                               $  24,600,000    $ 22,538,000
                                                                                   =============    ============


       Although current replacement cost for inventories at June 30, 1994 and 1993 was less than last-in, first-out carrying value, the Company's management believes that the carrying value will be recovered through future sales which will yield normal profit margins.

 5.    INVESTMENTS

       Jupiter National, Inc.

       As of June 30, 1994 and 1993, the Company owned approximately 49% and 40%, respectively, of the outstanding common stock of Jupiter National, Inc. ("Jupiter"), a closed-end venture capital investment company.

       Jupiter uses specialized accounting policies required for investment companies to determine the net asset value of its portfolio of investments. Under these policies, securities with readily available market quotations are valued at the current market price; all other investments are valued at fair value as determined in good faith by Jupiter's Board of Directors using a formal portfolio valuation procedure. At the end of each quarter, management prepares a written summary of each significant portfolio company and meets with the Board of Directors to discuss each investment in detail and determine the final valuations.

       Summarized financial information of Jupiter as of June 30, 1994 and 1993 is as follows:

                                                                                        1994             1993
          Financial Position:

            Net current assets                                                     $   3,474,000    $  9,686,000
            Investments                                                               53,558,000      49,409,000
            Total assets                                                              61,748,000      61,610,000
            Long-term debt                                                            15,050,000      14,500,000
            Net assets                                                                39,353,000      39,907,000


       The Company accounts for its investment in Jupiter using the equity method. For the years ended June 30, 1994, 1993, and 1992, the Company's equity in the changes in net assets of Jupiter was $(106,000), $6,163,000, and $2,339,000, respectively. For the years ended June 30, 1994 and 1993, $2,010,560 and $755,180, respectively, of the Company's equity in Jupiter's change in net assets was derived from net unrealized appreciation of investments whose values have been estimated by Jupiter's Board of Directors. In 1992, the portion of the Company's income from Board-valued investments was immaterial.

       The Company's equity in net assets of Jupiter at June 30, 1994 and 1993 is $19,194,000 and $15,735,000, respectively, which includes $17,434,000 and $9,263,000, respectively, of security values determined by Jupiter's Board of Directors. The quoted market value of the Company's investment in Jupiter was approximately $20,148,000 and $11,423,000 on June 30, 1994 and 1993, respectively.

       In 1992, the Company changed its method of accounting to a current reporting basis rather than the one quarter delay basis previously used. The cumulative effect of the change on prior years is included in net income for the year ended June 30, 1992 and is not material. The effect of the change on the year ended June 30, 1992 was to increase net income by $227,000 ($.02 per share).

       Tech Textiles, USA

       During 1992, the Company entered into a 50%/50% partnership with an English company to establish Tech Textiles, USA ("Tech Textiles") for the joint manufacture and sale of certain specialized textile products. The Company's investment in this entity was $2,335,000 and $2,303,000 at June 30, 1994 and 1993, respectively. Losses of $980,000, $889,000, and
       $198,000, respectively, for the years ended June 30, 1994, 1993, and 1992 were recorded.

       Summarized financial information of Tech Textiles as of June 30, 1994 and 1993 is as follows:

                                                                                        1994             1993
         Financial Position:

           Net current assets                                                         $  593,000     $  295,000
           Total assets                                                                2,662,000      2,490,000
           Net assets                                                                  2,335,000      2,302,000

 6.    PROPERTY, PLANT, AND EQUIPMENT

       Property, plant, and equipment consist of the following at June 30, 1994 and 1993:

                                                                                   1994                1993
        Land                                                                    $    555,000        $    359,000
        Buildings and improvements                                                19,422,000          16,425,000
        Machinery and equipment                                                  106,871,000          97,517,000
                                                                                ------------        ------------
                                                                                 126,848,000         114,301,000
        Less accumulated depreciation and amortization                           (61,494,000)        (51,319,000)
                                                                                -----------         -------------

        Property, plant, and equipment - net                                    $ 65,354,000        $ 62,982,000
                                                                                ============        ============

 7.    ACCRUED EXPENSES

       Accrued expenses consist of the following at June 30, 1994 and 1993:

                                                                                        1994             1993
        Salaries, wages, and employee benefits                                        $2,821,000     $2,299,000
        Pension costs                                                                  1,697,000      1,537,000
        Taxes, other than income taxes                                                 1,276,000      1,201,000
        Interest expense                                                                  41,000         26,000
        Current estimated phase out costs of steel fabrication
          operations                                                                   1,000,000      1,000,000
        Other                                                                            537,000        515,000
                                                                                      ----------     ----------

                                                                                      $7,372,000     $6,578,000
                                                                                      ==========     ==========

 8.    LONG-TERM FINANCING AND SHORT-TERM BORROWINGS

       Long-term debt consists of the following at June 30, 1994 and 1993:

                                                                                        1994             1993

        Revolving credit loans                                                       $35,000,000     $25,000,000
        Term notes payable                                                             5,000,000       7,000,000
        Purchase money mortgage loan                                                   1,303,000
                                                                                     -----------     -----------
                                                                                      41,303,000      32,000,000
        Less current maturities                                                       (5,087,000)     (9,500,000)
                                                                                     -----------     -----------

                                                                                     $36,216,000     $22,500,000
                                                                                     ===========     ===========


       Revolving Credit Loans - During 1994, the Company's Credit and Security Agreement (the "Original Credit Agreement") was amended by the Second Amended and Restated Credit and Security Agreement dated as of January 14, 1994 (the "Amended Credit Agreement"). The Original Credit Agreement was amended and restated in its entirety by the Amended Credit Agreement. The Amended Credit Agreement increased the maximum borrowings to $35,000,000. Principal under the Amended Credit Agreement is payable in full on or before January 14, 1997. Interest payments are due on the last day of each calendar quarter. Borrowings under the Amended Credit Agreement bear interest at a variable rate which is the higher of the federal funds rate plus 3/4 of 1% or the prime rate plus 1/4 of 1%. A commitment fee of 1/2 of 1% on the unused portion of the revolving credit facility is payable annually. Borrowings under the Original Credit Agreement bore interest at a variable rate which was the higher of the federal funds rate plus 1/2 of 1% or the prime rate plus 1/4 of 1%.

       The interest rate on these borrowings was 7.50% at June 30, 1994 and 6.25% at June 30, 1993. All machinery, equipment, inventory, and receivables of the Company are pledged as collateral to the Amended Credit Agreement.

       Term Notes Payable - The term notes are payable to banks and bear interest at the fixed rate of 8.75% per annum. Principal of $500,000 and interest are payable quarterly through March 1995, at which time the remaining principal of $4,000,000 is due.

       Purchase Money Mortgage Loan - In connection with the purchase of a new office building during 1994, the Company obtained a Purchase Money Mortgage Loan of $1,325,000. At June 30, 1994, borrowings outstanding under this loan were $1,303,000. Borrowings under this loan accrue interest at the lesser of (1) 30-day adjustable, 60-day adjustable, or 90-day adjustable LIBOR rate plus 2.70% or (2) the prime rate. The interest rate on this loan was 7.25% at June 30, 1994. Beginning on March 31, 1994, the Company was obligated to make 58 consecutive quarterly payments of principal of $21,667 plus interest, with all remaining principal and interest due on December 31, 2008. The new office building in Columbus, Georgia is pledged as collateral for this loan.

       Short-term Borrowings - At June 30, 1994 and 1993, the Company had available lines of credit from banks totaling $10,000,000 and $13,500,000, respectively, of which $2,500,000 and $10,000,000, respectively, had been borrowed. Borrowings under these agreements bear interest at the prevailing prime lending rate which was 7.25% and 6.0% at June 30, 1994 and 1993, respectively. Total compensating balances under these arrangements were approximately $1,000,000 at June 30, 1994 and 1993.

       Covenants and Restrictions - The Amended Credit Agreement and term note agreement require the Company, among other things, to maintain certain financial ratios and specified levels of working capital and tangible net worth, as defined. The Company was in technical noncompliance with respect to its covenant related to the Maximum Leverage Ratio, as defined, as of June 30, 1994; however, on August 15, 1994, the Amended Credit Agreement was modified through June 30, 1995 to revise such Maximum Leverage Ratio in order to cure such technical noncompliance and in order to make certain covenants less restrictive.

       The agreements also place a limit on total borrowings to the lower of $52,000,000, total stockholders' equity, or an amount computed using a borrowing base formula. Additionally, the Company's restricted investments, defined to include guarantees and advances to affiliates, are limited to the lesser of 20% of total assets or $13,500,000 plus 50% of net income for fiscal 1994, 1993, and 1992. These agreements also restrict the Company's ability to incur debt, buy or sell assets, pay dividends, and issue or repurchase capital stock. As of June 30, 1994, the Company is restricted from paying cash dividends in excess of $11,606,000.

       Debt Maturities - Aggregate scheduled repayments of long-term debt are summarized as follows:

       YEAR ENDING
        JUNE 30,                                                                                   AMOUNT
       1995                                                                                      $ 5,087,000
       1996                                                                                           87,000
       1997                                                                                       35,087,000
       1998                                                                                           87,000
       1999 and thereafter                                                                           955,000
                                                                                                 -----------

                                                                                                 $41,303,000
                                                                                                 ===========

 9.    OTHER LIABILITIES

       Other liabilities consist of the following at June 30, 1994 and 1993:

                                                                                        1994             1993
        Estimated phase out costs of steel fabrication operations                    $ 6,903,000    $ 6,828,000
        Additional pension liability (see Note 16)                                     8,029,000      3,869,000
        Other                                                                          1,944,000      1,143,000
                                                                                     -----------    -----------

                                                                                     $16,876,000    $11,840,000
                                                                                     ===========    ===========

10. COMMON STOCK

    On November 1, 1993, the Board of Directors approved a three-for-two stock split, whereby shareholders of record on January 4, 1994 were entitled to one additional share of common stock for every two shares held, payable on January 24, 1994. Stock options, treasury stock, outstanding common stock and per share data have been retroactively adjusted to reflect the split.

11. STOCK OPTION PLANS

    Employees' Stock Incentive Plan - The Company has a Stock Incentive Plan for Key Employees under which the Company may grant incentive stock options, nonqualified stock options, stock appreciation rights, and restricted stock. Stock appreciation rights may only be granted in conjunction with nonqualified stock options. The maximum number of common shares which could be issued upon exercise of options or through awards granted under this plan is 2,358,450. Incentive stock options granted under the plan are exercisable, on a cumulative basis, at a rate of 25% each year, beginning one year after the date of grant. Nonqualified stock options are exercisable beginning six months after the date of grant.

       A summary of employee stock option activity for the three years ended June 30, 1994 is as follows:

                                         NON-         INCENTIVE
                                      QUALIFIED         STOCK                      EXERCISE
                                       OPTIONS         OPTIONS         TOTAL         PRICE
Options outstanding at
  June 30, 1991                        319,612        111,375        430,987    $  2.37 - $ 4.85
  Options granted                      180,000                       180,000        5.55
  Options exercised                   (128,250)       (37,296)      (165,546)       2.37 -  3.22
  Options canceled                                    (16,875)       (16,875)       4.85
                                      --------        -------       --------
Options outstanding at
  June 30, 1992                        371,362         57,204        428,566        2.37 -  5.55
  Options granted                      213,750                       213,750        6.85 - 10.17
  Options exercised                   (107,438)       (52,386)      (159,824)       2.37 -  3.22
                                      --------        -------       --------
Options outstanding at
  June 30, 1993                        477,674          4,818        482,492        2.37 - 10.17
  Options exercised                    (68,924)        (4,818)       (73,742)       2.37 -  3.22
                                      --------        -------       --------
Options outstanding at
  June 30, 1994                        408,750              -        408,750        2.37 - 10.17
                                      ========        =======       ========
Options available
  for grant at
  June 30, 1994                                                      855,000
                                                                     =======



       At June 30, 1994, approximately 304,000 of the outstanding options are exercisable.

       Compensation expense is recognized when nonqualified stock options are granted at prices which are less than market value on the date of grant. Compensation expense was also recognized on stock appreciation rights based on the change in market price from the grant price. Compensation expense relating to the Company's Employee Stock Incentive Plan for employees was $3,000 and $(65,000) during the years ended June 30, 1993 and 1992, respectively. No compensation expense was recognized in 1994.

       Other Stock Option Agreement - During 1991, the Company entered into a nonqualified stock option agreement with a director under which the director was granted options to purchase a maximum of 22,500 shares of the Company's common stock. The options are exercisable at $3.22 per share.

       Stock Appreciation Rights - During 1992, certain of the Company's executives rescinded their rights to exercise stock appreciation rights previously issued in connection with nonqualified stock options. As a result, compensation expense is no longer required to be recognized and previously accrued compensation of approximately $65,000 reduced selling, general, and administrative expenses for the year ended June 30, 1992.

   12. EMPLOYEE STOCK PURCHASE PLAN

       On October 15, 1990, the Company adopted an Employee Stock Purchase Plan under which selected eligible key employees and directors of the Company were granted the opportunity to purchase shares of the Company's common stock. Through June 30, 1994, 731,213 shares of the Company's stock have been purchased at market prices by employees and directors under the plan.

       At June 30, 1994, the Company has guaranteed plan participants' bank borrowings totaling approximately $5,004,000.

   13. TREASURY STOCK

       On February 1, 1993, the Company purchased 294,000 shares of its stock at $8.50 per share from GRM Industries, Inc., a subsidiary of Redlaw.

   14. INCOME TAXES

       The Company adopted SFAS 109 effective July 1, 1993 and has applied the provisions of such statement retroactively to July 1, 1988.
       Accordingly, the consolidated financial statements have been restated to comply with the provisions of SFAS 109.

       The effect of the retroactive restatement on stockholders' equity at July 1, 1992 was a reduction of $418,000. The following table summarizes the restatement impact of applying SFAS 109 on net income and earnings per share for the years ended June 30, 1993 and 1992:

                                                                                        1993             1992
         Net income as previously reported                                           $8,878,000     $6,771,000
         Effect of SFAS 109 restatement                                                (352,000)       (82,000)
                                                                                     ----------     ----------

         As restated                                                                 $8,526,000     $6,689,000
                                                                                     ==========     ==========

         Per share amounts as previously reported                                    $      .81     $      .62
         Effect of SFAS 109 restatement                                                    (.03)             -
                                                                                     ----------     ----------

         As restated                                                                 $      .78     $      .62
                                                                                     ==========     ==========

       The provision for income taxes as computed under SFAS 109 is comprised of the following for the three years ended June 30, 1994:

                                                                       1994             1993             1992
         Federal:
           Current                                                   $2,604,000       $2,185,000     $2,188,000
           Deferred                                                     828,000        2,249,000        850,000
                                                                     ----------       ----------     ----------
                                                                      3,432,000        4,434,000      3,038,000
                                                                     ----------       ----------     ----------
         State:
           Current                                                      689,000          392,000        324,000
           Deferred                                                     (36,000)         428,000        180,000
                                                                     ----------       ----------     ----------
                                                                        653,000          820,000        504,000
                                                                     ----------       ----------     ----------

         Provision for income taxes                                  $4,085,000       $5,254,000     $3,542,000
                                                                     ==========       ==========     ==========

       The significant components of deferred income tax assets and liabilities at June 30, 1994 and 1993 are as follows:

                                                                                        1994             1993
         Deferred tax assets:
           Estimated phase-out costs of steel fabrication operations                $  3,000,000   $  2,972,000
           Alternative minimum tax                                                       678,000      1,373,000
           Additional pension liabilities                                              1,957,000
           Other - net                                                                 1,570,000      1,481,000
                                                                                    ------------   ------------
                                                                                       7,205,000      5,826,000
                                                                                    ------------   ------------

         Deferred tax liabilities:
           Inventories                                                                (2,235,000)    (2,418,000)
           Investments - at equity (in unconsolidated affiliates)                     (1,929,000)    (1,970,000)
           Property, plant, and equipment                                             (8,347,000)    (7,923,000)
                                                                                    ------------   -------------
                                                                                     (12,511,000)   (12,311,000)
                                                                                    ------------   ------------

              Net deferred tax liability                                            $ (5,306,000)  $ (6,485,000)
                                                                                    ============   ============

         Net current deferred tax liability                                         $ (1,164,000)  $ (1,214,000)
         Net long-term deferred tax liability                                         (4,142,000)    (5,271,000)
                                                                                    ------------   ------------

                                                                                    $ (5,306,000)  $ (6,485,000)
                                                                                    ============   ============



       Net deferred tax liabilities are classified in the financial statements as current or long-term depending upon the classification of the temporary difference to which they relate.

       The reconciliation of the Company's effective income tax rate to the federal statutory rate of 34% for the three years ended June 30, 1994, 1993, and 1992 follows:

                                                                       1994             1993             1992
         Federal income taxes at statutory rate                      $3,609,000       $4,685,000     $3,479,000
         State income taxes, net of federal tax benefit                 431,000          541,000        333,000
         Impact of purchase accounting adjustments                                       (61,000)      (217,000)
         Other, net                                                      45,000           89,000        (53,000)
                                                                     ----------       ----------     ----------

                                                                     $4,085,000       $5,254,000     $3,542,000
                                                                     ==========       ==========     ==========

         Effective rate                                                38.5%             38.1%           34.6%
                                                                       =====             =====           =====

       At June 30, 1994, the Company has alternative minimum tax credit carryforwards of approximately $678,000 which have been recorded as an asset and are included in the long-term deferred taxes payable account. The Company presently believes that realization of these carryforwards are more likely than not and as such has not established any valuation allowance against this asset.

  15.  COMMITMENTS

       Lease Commitments - Rent expense on operating leases covering production equipment and office facilities was $785,000 in 1994, $1,100,000 in 1993, and $1,492,000 in 1992.

       At June 30, 1994, the Company is committed to pay the following minimum rental payments on noncancelable operating leases:

       YEAR ENDING,
       JUNE 30,                                                                      AMOUNT
       1995                                                                        $433,000
       1996                                                                         174,000
       1997                                                                         157,000
       1998                                                                         130,000
                                                                                   --------

                                                                                   $894,000


       Minimum rental payments have not been reduced by sublease rentals receivable of $69,000 due through September 1994 from a 1991 sublease of certain office facilities.

       Other Commitments - The Company has employment contracts with certain of its employees extending through 1996 aggregating $1,968,000.

  16.  EMPLOYEE BENEFIT PLANS

       The Company has two noncontributory defined benefit pension plans covering substantially all hourly and salaried employees. The plan covering salaried employees provides benefit payments based on years of service and the employees' final average ten years' earnings. The plan covering hourly employees generally provides benefits of stated amounts for each year of service. The Company's current policy is to fund retirement plans in an amount that falls between the minimum contribution required by ERISA and the maximum tax deductible contribution. Plan assets consist primarily of bonds, convertible securities, growth equity securities, cash and cash equivalents, and unallocated insurance contracts.

       The provisions of Financial Accounting Standards Board Statement No. 87 ("SFAS 87"), "Employers' Accounting for Pensions" require recognition in the balance sheet of an additional minimum liability and related intangible asset for pension plans with accumulated benefits in excess of plan assets. At June 30, 1994 and 1993, an additional liability of $8,029,000 and $3,869,000, respectively, is reflected in the consolidated balance sheets. At June 30, 1994, the liability exceeds the unrecognized prior service cost resulting in a minimum pension liability, net of tax benefit, of $3,198,000 recorded as a reduction of the Company's equity.

       Net periodic pension cost for 1994, 1993, and 1992 was $2,205,000, $1,815,000, and $1,735,000, respectively, and included the following components:

                                                                       1994             1993             1992
         Service cost                                               $ 1,010,000      $   824,000     $  726,000
         Interest cost                                                1,829,000        1,729,000      1,645,000
         Actual return on assets                                        395,000       (1,202,000)      (840,000)
         Net amortization and deferral                               (1,029,000)         464,000        204,000
                                                                    -----------      -----------     ----------

         Net periodic pension cost                                  $ 2,205,000      $ 1,815,000     $1,735,000
                                                                    ===========      ===========     ==========

       The following sets forth the funded status of the plans at June 30, 1994 and 1993:

                                                                                        1994             1993
         Actuarial present value of benefit obligations:
           Vested benefit obligation                                                 $24,784,000    $20,433,000
           Nonvested benefit obligation                                                  464,000        189,000
                                                                                     -----------    -----------

         Accumulated benefit obligation                                              $25,248,000    $20,622,000
                                                                                     ===========    ===========


         Projected benefit obligation                                                $27,048,000    $22,835,000
         Plan assets at fair value                                                    15,769,000     15,423,000
                                                                                     -----------    -----------

         Projected benefit obligation in excess of plan assets                       $11,279,000    $ 7,412,000
                                                                                     ===========    ===========


         Unrecognized prior service cost                                             $   491,000    $   919,000
         Unrecognized net loss                                                         6,956,000      2,483,000
         Unrecognized net liability at date of initial adoption                        2,382,000      2,680,000
         Pension liability recognized                                                  1,450,000      1,330,000
                                                                                     -----------    -----------

           Total                                                                     $11,279,000    $ 7,412,000
                                                                                     ===========    ==========


       For the salaried and hourly plans, the weighted average discount rate used in determining the projected benefit obligation was 7.5% in 1994 and 8.5% in 1993, and the rate of increase in future compensation levels was graded by age from 7.5% to an ultimate rate of 4% for 1994 and was a flat rate of 6% for 1993. The expected long-term rate of return on plan assets was 8% for 1994 and 9% for 1993 for both plans.

  17.  SUPPLEMENTARY INCOME DATA

       Total other expenses (income) consist of the following for the three years ended June 30, 1994:

                                                                       1994             1993             1992
         Interest income                                             $ (103,000)      $ (482,000)    $ (484,000)
         Interest expense                                             2,948,000        2,885,000      2,707,000
         Miscellaneous, net                                             590,000          491,000         12,000
                                                                     ----------       ----------     ----------

                                                                     $3,435,000       $2,894,000     $2,235,000
                                                                     ==========       ==========     ==========

  18.  MAJOR CUSTOMERS

       Net sales to a major customer of the Company comprised 11%, 10%, and 9% of net sales for the years ended June 30, 1994, 1993, and 1992, respectively. Another major customer, who acts as a distributor for the Company, comprised 9%, 9%, and 11%, of net sales for the years ended June 30, 1994, 1993, and 1992, respectively.

  19.  TRUST AGREEMENTS

       During 1991 and 1993, the Company entered into trust agreements with officers to transfer assets to trusts in lieu of paying annual bonuses and consulting fees. These trust assets which are included in "Other Assets" on the consolidated balance sheet and are recorded at the fair market value of the underlying assets include corporate stocks, corporate bonds, and short-term investments. The compensation to the officers is determined in accordance with the trust agreements. Upon termination of the officers' employment with the Company, the trust assets will be distributed to the officers. If the Company becomes insolvent at any time before the assets of the trust are distributed to the officers, the trust assets may be used to satisfy the claims of the Company's creditors. As of June 30, 1994 and 1993, the trust assets totaled $1,005,000 and $312,000, respectively.

                         FINANCIAL STATEMENT SCHEDULES

             (See Independent Auditors' Report on Page F-1 and F-2)

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE I  -  MARKETABLE SECURITIES - OTHER SECURITY INVESTMENTS
- -------------------------------------------------------------------------------------------------



                                                                            AMOUNT AT WHICH EACH
                                                                            PORTFOLIO OF EQUITY
                           NUMBER OF SHARES                                 SECURITY ISSUES AND
                          OR UNITS PRINCIPAL             MARKET VALUE OF    EACH OTHER SECURITY
NAME OF EACH ISSUER AND    AMOUNT OF BONDS   COST OF      EACH ISSUE AT     ISSUE CARRIED IN THE
  TITLE OF EACH ISSUE        AND NOTES      EACH ISSUE    JUNE 30, 1994        BALANCE SHEET
Long-Term

Jupiter National, Inc.         463,177     $14,026,000     $20,148,000          $19,194,000

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II -  AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
- ------------------------------------------------------------------------------------------------------

                                                                                       BALANCE AT END
                                                                DEDUCTIONS                 OF YEAR
                                 BALANCE AT               -----------------------   --------------------
                                BEGINNING OF                AMOUNTS     AMOUNTS                    NOT
    NAME OF DEBTOR                  YEAR       ADDITIONS   COLLECTED  WRITTEN OFF     CURRENT    CURRENT
1994

 Redlaw Industries, Inc. (2)     $5,524,000    $  26,000  $5,550,000

 Polylok Corporation (3)             73,791        9,904      38,189                             $45,506

1993

 David L. Chandler (1)              412,000       11,000     423,000

 Redlaw Industries, Inc. (2)      5,582,000    2,204,000   2,262,000                $5,524,000

 Polylok Corporation (3)            901,931      125,310     350,257    $603,193        73,791

 Rainer H. Bosselman (4)                         286,000     286,000

1992

 David L. Chandler (1)                           682,000     270,000                   412,000

 Redlaw Industries, Inc. (2)                   5,732,000     150,000                 5,582,000

 Polylok Corporation (3)            282,422    1,137,731     518,222                   901,931




(1) Represents a promissory note due from David L. Chandler, the Company's Chairman of the Board, President, and Chief Executive Officer. This note was payable on demand and bore interest at a rate of 8.75% per annum. At June 30, 1992, the total amount due included accrued but unpaid interest of $12,000. This interest was repaid on August 3, 1992, and the remaining balance was repaid on March 31, 1993.

(2) Represents a revolving demand note from Redlaw Industries, Inc., a stockholder. This note is payable on demand and bore interest at the Company's rate on its revolving credit loans plus 1/2 of 1% (6.75% at June 30, 1993 and 7.25% at June 30, 1992). At June 30, 1993, the total amount due included accrued but unpaid interest of $141,000. This note was collateralized by a lien on and security interest in a debenture dated October 31, 1990 in the principal amount of $1,508,696 (CDN) from Western Foundry Company Limited and a second lien and security interest in 900,000 shares of the Company's common stock owned by Redlaw. The note was paid in full in July 1993.

(3) Represents trade accounts receivable from Polylok Corporation, a Tarboro, North Carolina based manufacturer which is currently owned by Jupiter National, Inc. (an affiliate).

(4) Represents a loan to Rainer H. Bosselman, the Company's Vice Chairman of the Board. This note bore interest at the rate of 6.0% and was repaid prior to June 30, 1993.

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE V -  PROPERTY, PLANT, AND EQUIPMENT
- --------------------------------------------------------------------------------------------

                                      BALANCE AT
                                      BEGINNING       ADDITIONS                   BALANCE AT
 CLASSIFICATION                        OF YEAR         AT COST     RETIREMENTS   END OF YEAR
1994

 Land                                $    359,000    $   196,000                 $    555,000
 Buildings and improvements            16,425,000      2,997,000                   19,422,000
 Machinery and equipment               97,517,000      9,508,000    $(154,000)    106,871,000
                                     ------------    -----------    ---------    ------------
                                     $114,301,000    $12,701,000    $(154,000)   $126,848,000
                                     ============    ===========    =========    ============
1993

 Land                                $    359,000                                $    359,000
 Buildings and improvements            15,613,000    $   812,000                   16,425,000
                                       88,113,000      9,569,000    $(165,000)     97,517,000
                                     ------------    -----------    ---------    ------------
                                     $104,085,000    $10,381,000    $(165,000)   $114,301,000
                                     ============    ===========    =========    ============
1992

 Land                                $    357,000    $     2,000                 $    359,000
 Buildings and improvements            15,149,000        464,000                   15,613,000
 Machinery and equipment               79,330,000      8,939,000    $(156,000)     88,113,000
                                     ------------    -----------    ---------    ------------
                                     $ 94,836,000    $ 9,405,000    $(156,000)   $104,085,000
                                     ============    ===========    =========    ============


1993 and 1992 have been restated for the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE VI -  ACCUMULATED DEPRECIATION AND
AMORTIZATION OF PROPERTY, PLANT, AND EQUIPMENT
- ----------------------------------------------------------------------------------------------------

                               BALANCE AT     ADDITIONS
                                BEGINNING     CHARGED TO                     OTHER       BALANCE AT
 DESCRIPTION                     OF YEAR      OPERATIONS    RETIREMENTS    ADDITIONS     END OF YEAR
1994
 Buildings and improvements    $ 2,298,000   $   380,000                                 $ 2,678,000
 Machinery and equipment        49,021,000     9,822,000      $(150,000)    $123,000      58,816,000
                               -----------   -----------      ---------     --------     -----------
                               $51,319,000   $10,202,000      $(150,000)    $123,000     $61,494,000
                               ===========   ===========      =========     ========     ===========

1993
 Buildings and improvements    $ 1,973,000   $   325,000                                 $ 2,298,000
 Machinery and equipment        39,578,000     9,436,000      $(117,000)    $124,000      49,021,000
                               -----------   -----------      ---------     --------     -----------
                               $41,551,000   $ 9,761,000      $(117,000)    $124,000     $51,319,000
                               ===========   ===========      =========     ========     ===========

1992
 Buildings and improvements    $ 1,664,000   $   309,000                                 $ 1,973,000
 Machinery and equipment        30,607,000     8,995,000      $(149,000)    $125,000      39,578,000
                               -----------   -----------      ---------     --------     -----------
                               $32,271,000   $ 9,304,000      $(149,000)    $125,000     $41,551,000
                               ===========   ===========      =========     ========     ===========



1993 and 1992 have been restated for the adoption of Statement of Financial Accounting Standards, No. 109, "Accounting for Income Taxes".

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE VIII -  VALUATION AND QUALIFYING ACCOUNTS
- --------------------------------------------------------------------------------------------------

                                       BALANCE AT     ADDITIONS
                                       BEGINNING      CHARGED TO                         BALANCE AT
DESCRIPTION                             OF YEAR       OPERATIONS       DEDUCTIONS        END OF YEAR
ALLOWANCE FOR DOUBTFUL ACCOUNTS

1994                                    $314,000       $151,000       $ (97,000) (1)      $368,000
                                        ========       ========       =========           ========
1993                                    $667,000       $383,000       $(736,000) (1)      $314,000
                                        ========       ========       =========           ========
1992                                    $271,000       $493,000       $ (97,000) (1)      $667,000
                                        ========       ========       =========           ========



(1)  Amounts written off, net of recoveries.

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE IX - SHORT-TERM BORROWINGS
- -----------------------------------------------------------------------------------------------



                                                         MAXIMUM       AVERAGE        WEIGHTED
                                            WEIGHTED      AMOUNT        AMOUNT         AVERAGE
                                             AVERAGE   OUTSTANDING    OUTSTANDING    INTEREST RATE
CATEGORY OF AGGREGATE      BALANCE AT END   INTEREST    DURING THE    DURING THE      DURING THE
    SHORT-TERM BORROWINGS   OF PERIOD         RATE        PERIOD       PERIOD          PERIOD
Short-term borrowings
   from banks under lines
   of credit agreements
   with interest rate at
   the prevailing
   prime lending

  1994                     $ 2,500,000      7.25%     $ 6,000,000     $2,759,000        6.20% (1)
                           ===========      ====      ===========     ==========        ====
  1993                     $10,000,000      6.00%     $12,500,000     $9,207,000        6.04% (1)
                           ===========      ====      ===========     ==========        ====
  1992                     $ 6,000,000      6.50%     $ 9,500,000     $5,976,000        7.74% (1)
                           ===========      ====      ===========     ==========        ====



(1) Represents the weighted average interest rate for the twelve months in 1994, 1993, and 1992 during which the Company had short-term borrowings.

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
- ---------------------------------------------------------------------------------------------



                                                     CHARGED TO COSTS AND EXPENSES
                                              -----------------------------------------------
         ITEM                                    1994             1993               1992
Maintenance and Repairs                       $14,550,000      $12,112,000        $12,070,000
                                              ===========      ===========        ===========

Taxes Other than Payroll and Income Taxes     $ 1,416,000      $ 1,243,000        $ 1,376,000
                                              ===========      ===========        ===========


                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   JOHNSTON INDUSTRIES, INC.



Date:  May 15, 1995                                By David L. Chandler
                                                      -------------------------
                                                      David L. Chandler
                                                      Chairman and Chief
                                                      Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           Signature                       Title                  Date
           ---------                       -----                  ----
Gerald B. Andrews                  President and Chief           5-15-95
- -----------------------------      Operating Officer and
Gerald B. Andrews                  Director


David L. Chandler                  Chairman of the Board         5-15-95
- ------------------------------     and Chief Executive
David L. Chandler                  Officer (principal
                                   executive officer
                                   and Director)


J. Reid Bingham                    Director                      5-15-95
- ------------------------------
J. Reid Bingham

Rainer H. Bosselmann               Director                      5-15-95
- ------------------------------
Rainer H. Bosselmann

William J. Hart                    Director                      5-15-95
- ------------------------------
William J. Hart

Gaines R. Jeffcoat                 Director and                  5-15-95
- ------------------------------     Retired Vice President
Gaines R. Jeffcoat

C. J. Kjorlien                     Director                      5-15-95
- ------------------------------
C. J. Kjorlien

                                EXHIBIT INDEX


Exhibit Number          Description
- --------------          -----------

      11                Statement of Computation of Per Share Earnings

      23                Consent of Deloitte & Touche LLP