Form 10-Q/A
period 1994-12-31
JOHNSTON INDUSTRIES INC
filed 1995-05-18
CIK 41017

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended         December 31, 1994
                  ...........................................................


Commission file number        1-6687
                      .......................................................


                           JOHNSTON INDUSTRIES, INC.
.............................................................................
             (Exact name of registrant as specified in its charter)


           Delaware                                     11-1749980
.............................................................................
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)


 105 Thirteenth Street, Columbus, Georgia                  31901
.............................................................................
(Address of principal executive offices)                 (Zip Code)

                                 (706) 641-3140
.............................................................................
              (Registrant's telephone number, including area code)



.............................................................................
(Former name, former address and former fiscal year if changed since last report.)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   XX               No
                                ......                ......

      At December 31, 1994, the number of outstanding shares of $.10 par value common stock was 10,567,279.

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

         The Company's earnings of equity investments for the quarter were $1,001,000 compared with a loss of $458,000 for the same period in the prior year. Jupiter National, Inc., 49% owned by the Company, reported increased income for the current quarter from Wellington Sears, its wholly owned subsidiary, and an increase in the market value of its portfolio investments. In fiscal 1995, the income was $1,040,000 for the six-month period compared to $1,579,000 for the same period in fiscal 1994. This decrease was caused by a decline in the market price of Jupiter National, Inc.'s, investment in Zoll Medical. Jupiter National carries its closed-end venture capital company portfolio investments at market or fair value. In 1992, the Company entered into a 50%/50% partnership with an English company for the purpose of joint manufacture and sale of certain specialized textile products. The company estimated Tech Textiles to have a three-year start-up phase and at December 31, 1994 it is performing to the Company's expectations.

         In January 1995, the Company purchased an additional 89,300 shares of Jupiter National, Inc., which increased the Company's ownership interest from 49.6% to 54.2%. As a result, Jupiter National is now a majority owned subsidiary of the Company, whose results will be consolidated with the financial statements of the Company as of January 1995. As a result of this transaction, the anticipated impact on the Company's future net income is not expected to be material.

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

         During January 1995, the Company restructured it loan facilities ending with a $45,000,000 revolving credit agreement and a $10,000,000 line of credit; the $4,000,000 term debt facility which will be repaid on March 31, 1995, as per agreement. Current debt is $47,600,000.

        Although Jupiter is a more highly leveraged company than Johnston, management believes that funds generated from operations and funds available under borrowing arrangements of the combined companies are sufficient for the current operations of the businesses.

                  JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES



                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this report to be filed on its behalf by the undersigned hereto duly authorized.





                                                    JOHNSTON INDUSTRIES, INC.



DATED:  May 15, 1995                                BY John W. Johnson
                                                       ------------------------
                                                       John W. Johnson
                                                       Vice President
                                                       Chief Financial Officer