Form 10-K405
period 1995-06-30
JOHNSTON INDUSTRIES INC
filed 1995-09-28
CIK 41017

                                  FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC  20549

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended             June 30, 1995
                          ................................................


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

Securities registered pursuant to Section 12 (b) of the Act:

                                                   Name on each exchange
       Title of each class                         on which registered
       -------------------                         -------------------
   Common Stock, $.10 Par Value                    New York Stock Exchange

Securities Registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  XX                No
                           ......                ......

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be continued, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on September 15, 1995 was $92,443,566. The aggregate market value was computer by reference to the closing price of the stock on the New York Stock Exchange on such date.

The number of shares outstanding of the Registrant's Common Stock as of September 15, 1995 was 10,564,979 shares, $.10 Par Value.

DOCUMENTS INCORPORATED BY REFERENCE:


                                                Part of Form 10-K
              Document                       into which incorporated
              --------                       -----------------------
(1)      Specified portions of the Johnston
         Industries, Inc. 1995 Annual Report
         are incorporated by reference            Parts I and II

(2)      Specified portions of the Johnston
         Industries, Inc. Proxy Statement
         dated October 2, 1995 are
         incorporated by reference                  Part III

                                    Part I.


Item 1.      Business

             Johnston Industries, Inc. currently is a diversified manufacturer of home furnishings, industrial and, to a lesser extent, basic apparel and automotive textile fabrics. Johnston Industries, Inc. is a Delaware corporation which became the successor to a New York corporation of the same name on December 31, 1987 through a reincorporation merger, and references to "JII" or the "Company" include its predecessor and its subsidiaries, unless the context indicates otherwise.
             In January, 1995, the Company increased its ownership of Jupiter National, Inc. ("Jupiter") to over 50% and at June 30, 1995 owned 54.8%. Jupiter is traded on the American Stock Exchange. The Company's ownership of over 50% of Jupiter now requires the operating results of Jupiter and the Company to be consolidated in compliance with Generally Accepted Accounting Principles effective January, 1995. In November, 1992, Jupiter, which previously had operated solely as a "business development company" under the 1940 Act purchased 100% ownership of the custom fabrics division of WestPoint Pepperell, now named Wellington Sears Company ("Wellington Sears"). In December, 1994, with shareholder approval, Jupiter filed a Form N-54C notifying the Securities and Exchange Commission that Jupiter was withdrawing its election to be treated as a Business Development Company, and as a result, is no longer subject to regulation under the 1940 Act.
             On August 16, 1995, the Company jointly announced with Jupiter an agreement and plan of merger under which the public shareholders of Jupiter would receive approximately $32.875 per share in cash from the Company subject to adjustment based upon the market value of certain investment securities held by Jupiter on a date close to the date the merger proxy statement is mailed to Jupiter shareholders. The merger is subject to approval by Jupiter's shareholders and is expected to close in December, 1995.
             During 1992, the Company entered into a 50%/50% partnership with an English company to establish Tech Textiles, USA ("Tech Textiles") for the joint manufacture and sale of certain specialized textile products. The Company's investment in this entity was $4,174,000, $2,335,000 and $2,303,000 at June 30, 1995, 1994 and 1993 respectively. On September 8, 1995 the Company completed the purchase of the English company's 50% ownership to become the sole owner of Tech Textiles.
             The Company engages in textile manufacturing through its 100% owned subsidiaries Southern Phenix Textiles, Inc., and Opp and Micolas Mills, Inc.; Wellington Sears, a subsidiary of Jupiter, and Tech Textiles, which in the aggregate occupy 3,519,000 square feet of manufacturing, warehouse and administrative facilities. The Company spins its own yarn using Autocoro open-end automatic rotor spinning and winding machines, Murata air jet spinners, and some ring spinning equipment. Fabric is manufactured on a variety of shuttleless, rapier and air jet weaving machines as well as some shuttle looms. Non-woven fabric is made in the Company's Southern Phenix Textile's Stitchbond facility. The mills have an annual capacity of approximately 215 million linear yards of fabric (approximately 110 million pounds), about 21 million pounds of sales yarn, and approximately 93 million pounds in non-woven operations (reclamation of textile waste products). Approximately 87% of production is for the industrial, home furnishings and automotive manufacturers; the balance is for basic apparel manufacturers and the specialty markets such as yarn and recycled textile fibers. The following table sets forth the percentage of sales to each major industry served by it:

                                         1995        1994       1993
                                         ----        ----       ----
             Automotive                    6%         10%        10%
             Industrial                   25%         24%        24%
             Home Furnishing              55%         57%        48%
             Apparel                       4%          7%        14%
             Specialty Markets             9%          -          -
             Miscellaneous                 1%          2%         4%
                                         ----        ----       ----
                                         100%        100%       100%
                                         ====        ====       ====

             The Company believes that it is not generally directly affected by foreign competition although there is an indirect effect. As total domestic textile sales volume is reduced as a result of imports, the companies that are directly affected (generally fashion and apparel manufacturers) search for sales volume in other areas to replace their lost volume. This results in increased competition and price pressures in some of the specialized markets that the Company serves.
             The majority of the Company's products are manufactured for the industrial and home furnishings segments of the market with some sales in the basic apparel areas (duck and pocketing) and in automotive products. With the addition of Wellington Sears, the Company has a new market area called the Specialty Markets which is composed of mostly sales yarn and recycled textile fibers. The direct effect of foreign competition in these areas is very minimal.
             In the past, the Company has attempted to market its products in Europe. In April, 1995, the position of Vice President of International Sales was established and staffed to direct the Company's sales efforts on a global basis. Through June 30, 1995, the international direct sales volume has been no more than 3% of sales. The Company's goal is to eventually have international sales account for approximately 10% of total sales revenue.

Southern Phenix Textiles, Inc.
             Southern Phenix Textiles, Inc. ("Southern Phenix") manufactures woven fabrics from 100% polyester fiber for use in the automotive industry, home furnishings industry, for the coating and laminating trades, and by various other fabricators. Its operations include spinning, weaving, stitchbonding and finishings and its products are used in backing for foam car seat cushions, tufted upholstery and marine coated products, mattress ticking for popularly priced mattresses, and products for soft furniture. More than 75% of production is against firm orders, with finishing, packaging and other specifications determined by customers.
             Southern Phenix's single supplier for most of its polyester fiber is Wellman, Inc., formerly Fiber Industries, Inc. ("Wellman"). Southern Phenix does not have a long term agreement with Wellman and does not maintain supply contracts with Wellman or any other polyester suppliers. Other potential suppliers of polyester include DuPont and Hoechst-Celanese, as well as a number of other domestic and foreign sources. In the event any one supplier ceases to be available, management does not expect any difficulty in quickly obtaining polyester from another supplier.
             Sales of Southern Phenix products to the automotive industry are made through Acme Mills Company, as its exclusive automotive marketing representative. Such sales to Acme Mills Company account for approximately 5% of the Company's consolidated revenue.
             Southern Phenix also has a contract with Glabman Teichner Company to market the majority of its decorative and upholstery fabrics. Other products are generally sold by the Company's five salesmen.

Backlog
             At June 30, 1995, Southern Phenix's backlog of orders was approximately $11,890,000 compared to $13,299,000 at June 30, 1994 and $11,491,000 at June 30, 1993. The decrease in backlog is due to customer resistance to the increased raw material costs and a general slowing of the economy. All backlog at year-end is expected to be delivered in the current fiscal year.
             For the fiscal year 1995, Southern Phenix facilities operated at approximately 81% of full capacity. Southern Phenix has a manufacturing capacity of 73 million linear yards (36 million pounds).

Employees
             As of June 30, 1995, Southern Phenix had approximately 555 full-time employees, none of whom is covered by collective bargaining agreements. Southern Phenix believes its relations with its employees are good.

Competition
             Southern Phenix's competition consists principally of six companies, a number of which are larger and have significantly greater resources than Southern Phenix or the Company. While the Company believes that there are several competitors with larger market shares than it in each product group, market shares vary substantially from product to product within a group and there are individual products for which Southern Phenix is the market leader as well as others for which it does not have a significant market share. Areas of competition include quality of product and of service - chiefly the ability to respond and meet customer product requirements expeditiously and reliably - as well as price. The Company believes that service is an important positive competitive factor for Southern Phenix and that only its relatively small size is a negative factor, though one which is not viewed as significant. The Company believes that competition from domestic manufacturers has intensified over the last several years and will continue to increase in the future.
             The Company believes that while it is not directly affected by foreign competition, it is indirectly affected by such competition as discussed on Page 3.

Opp and Micolas Mills, Inc.
             Opp and Micolas Mills, Inc. ("Opp and Micolas") manufactures more than 122 different styles (in the "greige" state, i.e., unbleached and undyed as taken from the loom) of all cotton fabrics and cotton/polyester blended fabrics for the coating, home furnishings and apparel markets. Opp and Micolas also produces fabrics for the footwear and building supplies industries and for various industrial operations. Its fabrics are used in a broad range of coated products including wall coverings, coated fabrics for autos such as convertible tops, cloth roof coverings and felt window liners, rubber coated products such as automotive V-belts and other belts for industrial machinery, apparel, industrial protective clothing and specialty items, such as tote bags, handbags and shoes.
             Opp and Micolas buys most of its polyester from Wellman, formerly Fiber Industries, Inc., and its cotton from ten established domestic cotton merchants in the open market. Opp and Micolas does not maintain a supply agreement with Wellman or any other supplier. Management believes that adequate supplies of cotton are available in the open market and should any one of its principal suppliers of cotton or polyester cease to be available, management does not expect any difficulty in quickly locating another supplier.

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

             The fabrics produced by Opp and Micolas are manufactured to firm orders and are sold directly to manufacturers which have their own converting departments or finishing facilities and to fabric converters who dye and print unfinished fabrics. Opp and Micolas employs seven full-time salesmen and accepts orders from a small number of commissioned agents. Sales by agents accounted for less than 2% of its fiscal 1995 sales.

Backlog
             At June 30, 1995, Opp and Micolas' backlog of orders was approximately $28,236,000 compared to $31,798,000 at June 30, 1994 and $26,180,000 at June 30, 1993. The decrease in backlog at June 30, 1995 from June 30, 1994, was the result of decreases in orders due to resistance to higher raw material costs and weaknesses in the economy in general. All back log at year-end is expected to be delivered in the current fiscal year.
             For the fiscal year 1995, Opp and Micolas operated at approximately 92% of full capacity. The Opp and Micolas Mills have an aggregate annual capacity of 102 million linear yards of fabric (47 million pounds).

Employees
             As of June 30, 1995, Opp and Micolas had approximately 950 full-time employees, none of whom are covered by collective bargaining agreements. Opp and Micolas believes its relations with its employees are good.

Competition
             Opp and Micolas competition consists principally of 10 companies, a number of which are larger and have significantly greater resources than Opp and Micolas. While the Company believes that there are several competitors with larger market shares than it in each product group, market shares vary substantially from product to product within a group and there are individual products for which Opp and Micolas is the market leader as well as others for which it does not have a significant market share. Areas of competition include quality of product and service - chiefly the ability to respond and meet customer product requirements expeditiously and reliably - as well as price. The Company believes that service is an important positive competitive factor for Opp and Micolas and that only its relatively small size is a negative factor, though one which is not viewed as significant.
             The Company believes that while it is not directly affected by foreign competition, it is indirectly affected by such competition as discussed on Page 3.

Jupiter National, Inc.
             Jupiter is a holding company consisting of two major activities, its investment activities and Wellington Sears Company. Jupiter commenced operations in 1960 as a federally-licensed small business investment company ("SBIC"). In 1981, it elected to be treated as a "small business development company" under the Small Business Investment Act of 1958 ("1958 Act"), which restricts its investment to qualifying small business concerns as defined in the 1958 Act. In 1992, Jupiter acquired Wellington Sears, a diversified manufacturer of cotton and polyester fabrics.

Investment Activities
The investment activities of Jupiter are conducted through its wholly-owned subsidiary, Greater Washington Investments, Inc. ("GWI"). GWI invests in companies which have the potential of above-average capital appreciation as well as a current return on investment. Because of the speculative nature of GWI's investments and the lack of any ready market for most of its investment when purchased, there is minimal liquidity and a significantly greater risk of loss on each investment than is the case with traditional investment companies. However, such investments offer a sufficiently higher return when the companies are successful to compensate for the increased risk. Following is a list of the major investments held by GWI as of June 30, 1995.

    Company                            Security                               Value
    -------                            --------                               -----
Viasoft, Inc. OTC                 567,915 shares common stock           $   7,116,193

McDATA Corporation                166,666 shares convertible                4,700,000
                                         preferred stock

Gulf Components, Inc.             $2,110,000 9% subordinated                3,163,935
                                         notes due 1998

Zoll Medical                      210,000 shares common stock               2,625,000
Corporation OTC

Fuisz Technologies, Ltd.          $2,000,000 9% subordinated                2,250,000
                                         note due 1998

Mediatech, Inc.                   $1,400,000 10-12% subordinated            1,700,000
                                         note due 1998

Sensor Medics Corporation         233,654 shares convertible                1,548,243
                                         preferred stock
                                  33,750 shares common stock

Monitoring Technology             $1,000,000 12% subordinated               1,000,000
Corporation                              note due 2004

Maddex Farm, L. P.                $980,000 10% participating 1st              980,000
                                         mortgage due 2000

Aegean R&D Corporation            $970,000 10% subordinated                   970,000
                                         note due 1998


             GWI's debt consists of subordinated debentures ("Debentures") which are guaranteed by the Small Business Administration ("SBA") and bear an effective weighted-average interest rate of 7.8% at June 30, 1995. Principal payments due on these Debentures are as follows:

                          Year                   Amount
                          ----                   ------
                          1998                $ 2,500,000
                          2001                  7,000,000
                          2003                  5,000,000
                                              -----------
                                              $14,500,000
                                              ===========

Debentures carry certain restrictions, and GWI may not (1) make any distribution to its shareholder other than periodic payments out of accumulated net realized income or (2) permit its cumulative operating deficit plus any net unrealized appreciation on investments to exceed 50% of its paid-in capital.
In addition, the Debentures cannot be prepaid except with SBA approval based upon such exceptional circumstances as license surrender, reorganization and merger, debt restructure for credit or cash-flow reasons, or liquidation of idle funds as a result of large capital gains or anticipated portfolio payments. At June 30, 1995, GWI did not have available funds for distribution to its shareholder nor funds for the prepayment of its Debentures.

Wellington Sears Company
             Wellington Sears is a diversified manufacturer of cotton and polyester fabrics for the home furnishings and industrial products markets. Its operations include spinning, weaving, finishing, product testing, waste textile fiber and fabric reclamation and other nonwoven production. Its fabrics are used in outdoor furniture, wiper cloths, napery, furniture upholstery, mattress pads, bed linens, and other industrial applications.

             Wellington Sears' supplier for most of its polyester is Wellman, Inc. Its cotton comes from several established domestic cotton merchants in the open market. Wellington Sears does not maintain a supply agreement with Wellman or other suppliers. Management believes that adequate supplies of cotton and polyester are available in the open market even if one of its suppliers of cotton or polyester ceases to exist.
             Wellington Sears spins its own yarn using manual and automated open-end spinning machines for its weaving operations. Fabric is woven on rapier and projectile weaving machines as well as some shuttle looms.
             Wellington Sears services approximately 2,400 customers with no single customer accounting for more than 8% of total sales.
             It uses both in-house sales personnel and independent brokers in the sale of its products. Approximately 70% of revenues are generated by in-house sales personnel, with the remaining 30% being generated by brokers. Fabrics sold through in-house personnel include abrasive, napery, rubber products, filtration, duck, wipe cloth and reprocessed waste products.
Mattress pads are sold through commissioned sales agents.
             The sales and merchandising department includes 45 Company employees. The sales force is organized along geographical lines, with sales offices located in Valley, Alabama - Corporate Office; Akron, Ohio; Ann Arbor, Michigan; Paramus, New Jersey; and Tarboro, North Carolina. Six sales representatives are located in the field offices and sell all of Wellington Sears' products with the exception of mattress pads, utilization products, and upholstery. The remaining 39 sales and merchandising personnel provide support services such as design, technical support, customer services, and coordination of production with the mill. Individuals within this group are also responsible for the sale of utilization products and mattress pad sales.

Backlog
             At June 30, 1995, Wellington Sears' backlog of orders was approximately $21,721,000 compared to $22,411,000 at June 30 1994 and $13,739,000 at June 30, 1993. All backlog at year-end is expected to be delivered in the current fiscal year.
             The weaving mills have an annual capacity of approximately 40 million linear yards of fabric (approximately 27 million pounds). Approximately 55% of production is for industrial and home products, with the balance for the upholstery market. In addition, the mills have yarn capacity for sales yarn of approximately 21 million pounds annually. The nonwoven operations production capacity is approximately 93 million pounds annually.

Employees
             At June 30, 1995, Wellington Sears had approximately 1,500 full-time employees, none of whom are covered by collective bargaining agreements. Wellington Sears believes its relations with its employees are good.

Competition
             Wellington Sears' competition consists primarily of 20-25 companies, a number of which are larger and have significantly greater resources than Wellington Sears. While Wellington Sears believes that there are several competitors with larger market shares than it in each product group, market shares vary greatly from product to product within a group; and there are individual products for which Wellington Sears is the market leader as well as others for which it does not have a significant market share. Types of competition include quality of products and services--chiefly the ability to respond and meet customer product requirements expeditiously and reliably--as well as price.

             Wellington Sears believes it is generally not directly affected by foreign competition (now that it has exited the duck market), although there is an indirect effect when competitors start looking for sales volume in other areas to replace their lost volume as discussed on page 3.
             The Executive Officers of Johnston Industries, Inc. are as follows:
             David L. Chandler has served as Chairman of the Board of Johnston Industries, Inc. since 1981 and as Chief Executive Officer since January, 1990. He had also served as President from January, 1990 to October 1992. Mr. Chandler is 69 years old.
             Mr. Chandler has been Chairman of the Board of Redlaw Industries, Inc. (a former manufacturer of automotive and transportation products) and its wholly-owned subsidiary, GRM Industries, Inc., which owns approximately 41% of the Common Shares of Johnston Industries, Inc., for more than five years. He has been Chairman of the Board of Galtaco, Inc. (a former ferrous casting products manufacturer) for more than five years. Mr. Chandler is also Chairman of the Board and Chief Executive Office of Jupiter National, Inc., a 55% owned affiliate of Johnston Industries, Inc.
             Gerald B. Andrews has served as President and Chief Operating Officer since October, 1992. Prior to that time, he had served in a variety of senior management positions at WestPoint Pepperell, over a period of 38 years, most recently as Executive Vice President of Merchandising. Mr. Andrews is 58 years old.
             Larry L. Galbraith has served as Executive Vice President of the Company since November 1, 1992 and as President and Chief Executive Officer of Southern Phenix Textiles, Inc. since July, 1989. Prior to that time he had served as Vice President for engineering, purchasing and finishing at Southern Phenix Textiles, Inc. for more than five years and he is 55 years old.

             Roger J. Gilmartin has served as Executive Vice President of the Company since November 1, 1992 and as Chairman and Chief Executive Officer of Opp and Micolas Mills, Inc. since January, 1990. Prior to that time Mr. Gilmartin was Senior Vice President and Director of Werner International, Inc., management consultants to the textile industry for more than five years. Mr. Gilmartin is 51 years old.
             William I. Henry has served as Vice President of Product and Operations Planning since January 1, 1993, and for more than five years prior had served as Vice President, Operations of Southern Phenix Textiles, Inc. Mr. Henry is 55 years old.
             John W. Johnson has served as Vice President and Chief Financial Officer since September 1, 1994 and is 59 years old.
             Mr. Johnson had been Treasurer and Secretary of the Company from January 1, 1992 until September 1, 1994. From July 1, 1991 to December, 1991 he was Assistant Secretary-Treasurer of the Company and for more than five years prior was Vice President, Finance of Southern Phenix Textiles, Inc.
             Charles F. Fazio has served as Vice President of International Sales since March, 1995. Prior to that time he had served in a variety of international sales positions with several textile companies, most recently for more than five years as Vice President International Products Division, Bibb Company. Mr. Fazio is 50 years old.
             F. Ferrell Walton has served as Secretary and Treasurer since September 1, 1994 and is 51 years old.
             Mr. Walton had been Director of Financial Operations for the Company from April 1, 1993 to September 1, 1994 and for more than five years prior was Vice President, Finance of Opp and Micolas Mills, Inc.

             The officers of Johnston Industries, Inc. are elected for a one year term by the Board of Directors at the Annual Meeting of the Board held following the Annual Meeting of Stockholders.

Item 2.      Properties

Johnston Industries, Inc.
             The executive offices of the Company are located at 105 13th Street, Columbus, Georgia 31901 in a 20,000 square foot, two story, brick office building, which was purchased August 20, 1993.

Southern Phenix Textiles, Inc.
             Southern Phenix's two manufacturing facilities totaling 708,000 square feet are located in Phenix City, Alabama. The primary mill houses Southern Phenix's administrative offices, weaving mill and finishing operations on 13 acres of a 124 - acre tract accessible both by road and rail. The mill, which was one of the first in the United States to make woven goods from 100% polyester, was built in 1968, but its equipment and machinery continue to be extensively modernized. A second mill with 78,000 square feet on 11 acres contains the stitchbond operation. Capital expenditures at Southern Phenix in fiscal 1995 amounted to $4,991,000.

Opp and Micolas Mills, Inc.
             The Opp and Micolas Mills located on a major U. S. highway in Opp, Alabama is composed of the Opp Mill encompassing 13 acres and has approximately 340,000 square feet of plant facility and the Micolas Mill, which is located very near to the Opp Mill, sits on 19 acres with approximately 441,000 square feet of plant facility. A nearby Company-owned tract of 140 acres is available for future expansion. The mills, which share some basic facilities and services but are equipped to operate independently, are single level facilities which were built in 1922, and have undergone extensive modernization programs from the late 1980's on into the 1990's. During fiscal 1995 the Opp and Micolas Mills spent $8,880,000 in its capital expenditure program.

Jupiter National, Inc.
             Jupiter's headquarters is located in Rockville, Maryland where it owns and occupies a 3,400 square foot building on approximately three-quarters of an acre of land.

Wellington Sears Company
             Wellington Sears Company's operations are composed of three manufacturing facilities, a finishing operation, a U.S. Certified testing laboratory, a fabric design center, a retail outlet and a corporate facility located just off Interstate I-85 between Valley, Alabama and West Point, Georgia. Wellington Sears has four additional manufacturing facilities with two located in Columbus, Georgia and one each in DeWitt, Iowa and Tarboro, North Carolina. Together the facilities total approximately 2,030,000 square feet of building space sitting on approximately 238 acres of land. Wellington Sears has been involved in a highly extensive modernization program since its purchase by Jupiter in November, 1992 with capital expenditures totaling $10,636,000 for fiscal 1995.

JI International, Inc. (d.b.a. Tech Textiles, USA)
             The Tech Textiles operation is located in Phenix City, Alabama and shares the manufacturing facility housing Southern Phenix Textiles stitchbond operation. It occupies 25,200 square feet of the 78,000 square foot facility. In fiscal 1995, Tech Textiles spent $173,000 on capital expenditures.

Item 3.      Legal Proceedings

Johnston Industries, Inc.
             In 1981, a subsidiary of the Company closed a steel fabricating facility in Pennsylvania which it had operated before its closing. The facility was purchased from the Company and again operated as a steel fabricating facility by the new owner for approximately two years and thereafter was purchased by the present owner who also operated it as a steel fabricating facility for about three years. Since that time, the facility has been closed.
             In February 1994, the present owners of the property filed a complaint against the Company and the previous owner alleging responsibility of those parties for the cost remediation of the plant site. The original complaint alleged that such costs were in excess of $1,500,000. In July 1995, the plaintiff amended its complaint alleging estimated costs to be $3,900,000. The Company is not in agreement concerning these estimated costs, but assuming the estimate is found to be accurate, it is believed that the court will apportion the liability among each of the parties including the plaintiff for the cost of remediation of the plant site.
             The trial of the case began on July 20, 1995 and was concluded August 25, 1995. Briefs by all of the parties are to be filed before a decision is rendered, which is not expected until sometime in 1996. In June 1995, the Company established a $1,000,000 reserve for costs which it may incur in connection with the final resolution of the dispute. In addition, the Company has established a reserve in the amount of $200,000 as an estimate of potential legal and other costs to be incurred in connection with defending this matter. Although management believes the accrual described above is sufficient to cover the estimated costs of such matter, the ultimate outcome of the litigation cannot be presently determined.
             The Company is periodically involved in legal proceedings arising out of the ordinary conduct of its business. Management does not expect that any of these legal proceedings or the legal proceedings involving Jupiter, Polylok and Duhl discussed below, to have a material adverse effect on the Company's consolidated financial position or results of operations.

Jupiter Litigation
             The purchase of the assets of Polylok Corporation ("Polylok") which comprises Wellington Sears' Tarboro facility ("Tarboro") produced significant litigation among Jupiter, Wellington Sears, Polylok, and Daniel Duhl ("Duhl"), Polylok's principal shareholder. The first action, which was settled in August 1994, involved assertions against Polylok and Duhl of misrepresentations made in connection with the purchase of Polylok's assets. Subsequently, in March 1995, Polylok and Duhl commenced an action against Jupiter and Wellington Sears, which action asserted a breach of contract relating to installment payments due Duhl pursuant to a $1,600,000 purchase money note. Jupiter and Wellington Sears filed counterclaims against Polylok and Duhl for breach of Duhl's consultancy agreement and breach of the prior August 1994 settlement. The case is scheduled for trial in November 1995, and Duhl has filed motions for summary judgment for installment payments on the $1,600,000 note, amounting to approximately $900,000, and on Jupiter and Wellington Sears' counterclaim. It is not possible at this time to predict the eventual outcome of this litigation with reasonable accuracy.

Item 4. Submission of Matters to a Vote of Security Holders

             No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1995.

                                   Part II.

Item 5.      Market for the Registrant's Common Equity and Related Stockholders
             Matters

             The information appearing in the Johnston Industries, Inc. 1995 Annual Report under the caption "Quarterly Price Range of Common Stock" is reproduced in Exhibit 13(a).

Item 6.      Selected Financial Data

             The information appearing in the Johnston Industries, Inc. 1995 Annual Report under the caption "Financial Highlights" is reproduced in Exhibit 13(b).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

             The information in the Johnston Industries, Inc. 1995 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is reproduced in Exhibit 13(c). Supplementary Data in the Johnston Industries, Inc. 1995 Annual Report under the caption "Quarterly Information" is reproduced in Exhibit 13(d).

Item 8.      Financial Statements and Supplementary Data

             The Company's consolidated financial statements of June 30, 1995 and 1994 and for each of the years in the three year period ended June 30, 1995, notes thereto and Independent Auditors' Report are reproduced in Exhibit 13(e).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             None.

                                  PART III.

Item 10.     Directors and Executive Officers of Johnston Industries, Inc.

  (a) The information required by Item 10 is incorporated by reference from the information in Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders to be held November 2, 1995, except as to biographical information on Executive Officers which is contained in Item 1 of this Annual Report on Form 10-K.

Item 11.     Executive Compensation

             The information required by Item 11 is incorporated by reference from the information in Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders to be held November 2, 1995.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

             The information required by Item 12 is incorporated by reference from the information in Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders to be held November 2, 1995.

Item 13.     Certain Relationships and Related Transactions

             The information required by Item 13 is incorporated by reference from the information in Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders to be held November 2, 1995.

                                   PART IV.

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a) 1.     Financial Statements

             The financial statements are filed herewith within Exhibit 13(e) as provided in Item 8 hereof:

         -   Independent Auditors' Report.

             -   Consolidated Balance Sheets as of June 30, 1995 and 1994.

             - Consolidated Statements of Income for the fiscal years ended June 30, 1995, 1994, and 1993.

             - Consolidated Statements of Stockholders' Equity for the fiscal years ended June 30, 1995, 1994, and 1993.

             - Consolidated Statements of Cash Flows for the fiscal years ended June 30, 1995, 1994, and 1993.

             -   Notes to Consolidated Financial Statements.

           2.    Financial Statement Schedules

                 The financial statement schedules are filed herewith within
                 Exhibit 13(e) as provided in Item 8 hereof.

  (b)            Reports on Form 8-K

                 There were no reports on Form 8-K during the last quarter of the fiscal year ended June 30, 1995.

  (c)            Exhibits

                   3.1(a)      -    Certificate of Incorporation of Registrant.

                      (b)      -    Certificate of Amendment of Registrant's
                                    Certificate of Incorporation dated
                                    December 20, 1993.

                   3.2         -    By-Laws of Registrant.

                  10.2(a)      -    Third Amended and Restated Credit and
                                    Security Agreement dated as of January
                                    31, 1995 among Johnston Industries, Inc.,
                                    Southern Phenix Textiles, Inc., Opp and
                                    Micolas Mills, Inc., The Chase Manhattan
                                    Bank, N. A., NationsBank of North
                                    Carolina, N. A. and Comerica Bank,
                                    Exhibit 10 to Registrant's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    March 31, 1995 is incorporated by
                                    reference.

                 *10.3(a)      -    Registrant's Executive Insurance Plan, as
                                    amended and restated effective May 21,
                                    1984.

                     *(b)      -    Letter to Participants dated March 1,
                                    1989 in Registrant's Executive Insurance
                                    Plan setting forth revisions thereto.

                 *10.4         -    Registrant's Salaried Employees Pension
                                    Plan, as amended and restated effective
                                    July 1, 1989.  Exhibit 10.4 to
                                    Registrant's Annual Report on Form 10-K
                                    for the fiscal year ended June 30, 1991
                                    is incorporated herein by reference.

                 *10.5 (a)     -    Amended and Restated Stock Incentive Plan
                                    for Key Employees of the Registrant and its Subsidiaries.


                 *10.5 (b) (i)      Employee Stock Purchase Plan effective
                                    October 15, 1990 (with 1991 and 1992
                                    amendments).  Exhibit 10.5(b)(i) to
                                    Registrant's Annual Report Form 10-K for the year ended June 30, 1992 is incorporated by reference.

                    *(b) (ii)  -    Amendment dated October 29, 1992 to
                                    Employee Stock Purchase Plan.  Exhibit
                                    10.5(b)ii to Registrant's Annual Report
                                    Form 10-K for the year ended June 30,
                                    1993 is incorporated by reference.

                    *(b) (iii) -    Amendment dated December 17, 1993 to
                                    Employee Stock Purchase Plan.

                    *(b) (iv)  -    Amendment dated January 24, 1995 to
                                    Employee Stock Purchase Plan.

                *10.6(a)       -    Employment Agreement with Gerald B.
                                    Andrews dated as of October 17, 1992.
                                    Exhibit 10.6(b) to Registrant's Annual
                                    Report on Form 10-K for the fiscal year
                                    ended June 30, 1993 is incorporated
                                    herein by reference.

                    *(b) (i)   -    Employment Agreement with David L.
                                    Chandler effective as of January 1, 1990.
                                    Exhibit 10.6(d)(1) to Registrant's Annual
                                    Report on Form 10-K for the fiscal year
                                    ended June 30, 1992 is incorporated
                                    herein by reference.

                    *(b) (ii)  -    Trust Agreement dated as of February 12,
                                    1991, with Chemical Bank & Trust Company and David L. Chandler. Exhibits
                                    10.6(d)(2) to Registrant's Annual Report on Form 10-K for the fiscal year ended
                                    June 30, 1992 is incorporated herein by
                                    reference.

                    *(c)       -    Employment Agreement with Roger J.
                                    Gilmartin dated April 22, 1993.  Exhibit
                                    10.6(d) to Registrant's Annual Report on
                                    Form 10-K for the fiscal year ended June
                                    30, 1993 is incorporated herein by
                                    reference.

                    *(d)       -    Employment Agreement with Larry L.
                                    Galbraith dated June 1, 1989.  Exhibit
                                    10.6(g) to Registrant's Annual Report on
                                    Form 10-K for the fiscal year ended June
                                    30, 1990 is incorporated herein by
                                    reference.

                    *(e)       -    Employment Agreement with W. I. Henry
                                    dated as of January 1, 1993.  Exhibit
                                    10.6(f) to Registrant's Annual Report on
                                    Form 10-K for the fiscal year ended
                                    December 31, 1993 is incorporated herein by reference.

                    *(f)       -    Employment Agreement with John W. Johnson
                                    dated January 27, 1993. Exhibit 10.6(g) to Registrant's Annual Report on Form
                                    10-K for the fiscal year ended December
                                    31, 1993 is incorporated herein by
                                    reference.

                *10.7          -    Johnston Industries, Inc. Deferred
                                    Payment Plan Trust Agreement dated as of
                                    October 17, 1992 with First Alabama Bank
                                    & Trust Company.  Exhibit 10.7 to
                                    Registrant's Annual Report on Form 10-K
                                    for the fiscal year ended December 31,
                                    1993 is incorporated herein by reference.

                 11.           -    Statement of Computation of Per Share
                                    Earnings for the years ended June 30,
                                    1995, 1994 and 1993.

                 13. (a)       -    Quarterly Price Range of Common Stock for
                                    the years ended June 30, 1995 and 1994 is incorporated from Johnston Industries,
                                    Inc., 1995 Annual Report to the
                                    Stockholders.

                     (b)       -    Financial Highlights for the fiscal years
                                    1995 and 1994 is incorporated from
                                    Johnston Industries, Inc., 1995 Annual
                                    Report to the Stockholders.

                     (c)       -    Management Discussion and Analysis of
                                    Financial Condition and Results of
                                    Operations is incorporated from Johnston
                                    Industries, Inc., 1995 Annual Report to
                                    the Stockholders.

                     (d)       -    Supplementary Data captioned "Quarterly
                                    Information" is incorporated from the
                                    Johnston Industries, Inc., 1995 Annual
                                    Report to the Stockholders.

                     (e)       -    Financial Statements for the year ended
                                    June 30, 1995 and 1994 and for each of
                                    the years in the three-year period ended
                                    June 30, 1995, notes and schedules
                                    thereto and Independent Auditors' Report is incorporated from the Johnston
                                    Industries, Inc., 1995 Annual Report to
                                    the Stockholders.

               21.          -       List of Subsidiaries of Registrant.

               23.          -       Consent of Deloitte & Touche LLP.

               27.          -       Financial Data Schedule (for SEC use only)


------------------------------------------------------------------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

                                  SIGNATURES

                 Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 JOHNSTON INDUSTRIES, INC.

 Date:  September 28, 1995                       By s/ David L. Chandler
                                                    -------------------
                                                    David L. Chandler
                                                    Chairman and Chief
                                                    Executive Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                           Title                           Date
      ----------                           -----                           ----
 s/Gerald B. Andrews              President and Chief               September 15, 1995
 -------------------              Operating Officer and
 Gerald B. Andrews                Director

 s/David L. Chandler              Chairman of the Board             September 28, 1995
 -------------------              and Chief Executive
 David L. Chandler                Officer (principal
                                  executive officer)
                                  and Director

 s/J. Reid Bingham                Director                          September 15, 1995
 -------------------
 J. Reid Bingham

 s/William J. Hart                Director                          September 15, 1995
 -------------------
 William J. Hart

 s/Gaines R. Jeffcoat             Director and                      September 15, 1995
 --------------------             Retired Vice President
 Gaines R. Jeffcoat

 s/C. J. Kjorlien                 Director                          September 15, 1995
 --------------------
 C. J. Kjorlien