Form 10-K405/A
period 1995-06-30
JOHNSTON INDUSTRIES INC
filed 1995-10-30
CIK 41017

                                  FORM 10-K/A


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

                        Yes  XX                No
                           ......                ......


Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).



The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on September 25, 1995 was $48,041,224. The aggregate market value was computer by reference to the closing price of the stock on the New York Stock Exchange on such date.

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


             In January, 1995, the Company increased its ownership of Jupiter National, Inc. ("Jupiter") to over 50% and at June 30, 1995 owned 54.8%. Jupiter is traded on the American Stock Exchange. The Company's ownership of over 50% of Jupiter now requires the operating results of Jupiter and the Company to be consolidated in compliance with Generally Accepted Accounting Principles effective January, 1995. In November, 1992, Jupiter, which previously had operated solely as a "business development company" under the Investment Company Act of 1940 (the "1940 Act") purchased 100% ownership of the custom fabrics division of WestPoint Pepperell, now named Wellington Sears Company ("Wellington Sears"). In December, 1994, with shareholder approval, Jupiter filed a Form N-54C notifying the Securities and Exchange Commission that Jupiter was withdrawing its election to be treated as a Business Development Company, and as a result, is no longer subject to regulation under the 1940 Act.


             On August 16, 1995, the Company jointly announced with Jupiter an agreement and plan of merger under which the public shareholders of Jupiter would receive approximately $32.875 per share in cash from the Company subject to adjustment based upon the market value of certain investment securities held by Jupiter on a date close to the date the merger proxy statement is mailed to Jupiter shareholders. The merger is subject to approval by Jupiter's shareholders and is expected to close early in 1996.


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

Jupiter National, Inc.


             Jupiter National is a holding company consisting of two major activities, its investment activities and Wellington Sears Company. Jupiter National commenced operations in 1960 as a federally-licensed small business investment company ("SBIC"). In 1981, it elected to be treated as a "small business development company" under the Small Business Investment Act of 1958 ("1958 Act"), which restricts its investment to qualifying small business concerns as defined in the 1958 Act. In 1992, Jupiter National acquired Wellington Sears, a diversified manufacturer of cotton and polyester fabrics.

Investment Activities


The investment activities of Jupiter National are conducted through its wholly-owned subsidiary, Greater Washington Investments, Inc. ("GWI"). GWI invests in companies which have the potential of above-average capital appreciation as well as a current return on investment. Because of the speculative nature of GWI's investments and the lack of any ready market for most of its investment when purchased, there is minimal liquidity and a significantly greater risk of loss on each investment than is the case with traditional investment companies. However, such investments offer a sufficiently higher return when the companies are successful to compensate for the increased risk. Following is a list of the major investments held by GWI as of June 30, 1995.



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

Jupiter National, Inc.


             Jupiter's National headquarters is located in Rockville, Maryland where it owns and occupies a 3,400 square foot building on approximately three-quarters of an acre of land.


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

Jupiter Litigation


             The purchase of the assets of Polylok Corporation ("Polylok") which comprises Wellington Sears' Tarboro facility ("Tarboro") produced significant litigation among Jupiter National, Wellington Sears, Polylok, and Daniel Duhl ("Duhl"), Polylok's principal shareholder. The first action, which was settled in August 1994, involved assertions against Polylok and Duhl of misrepresentations made in connection with the purchase of Polylok's assets. Subsequently, in March 1995, Polylok and Duhl commenced an action against Jupiter National and Wellington Sears, which action asserted a breach of contract relating to installment payments due Duhl pursuant to a $1,600,000 purchase money note. Jupiter National and Wellington Sears filed counterclaims against Polylok and Duhl for breach of Duhl's consultancy agreement and breach of the prior August 1994 settlement. The case is scheduled for trial in November 1995, and Duhl has filed motions for summary judgment for installment payments on the $1,600,000 note, amounting to approximately $900,000, and on Jupiter National and Wellington Sears' counterclaim. It is not possible at this time to predict the eventual outcome of this litigation with reasonable accuracy.


Item 4. Submission of Matters to a Vote of Security Holders

             No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1995.

                                   Part II.

Item 5.      Market for the Registrant's Common Equity and Related Stockholders
             Matters


             The information appearing in the Johnston Industries, Inc. 1995 Annual Report under the caption "Quarterly Price Range of Common Stock" was reproduced in Exhibit 13(a) of the original Form 10-K filed by the Company on September 28, 1995


Item 6.      Selected Financial Data


             The information appearing in the Johnston Industries, Inc. 1995 Annual Report under the caption "Financial Highlights" was reproduced in Exhibit 13(b) of the original Form 10-K filed by the Company on September 28, 1995.


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

Item 8.      Financial Statements and Supplementary Data


             The Company's consolidated financial statements of June 30, 1995 and 1994 and for each of the years in the three year period ended June 30, 1995, notes thereto and Independent Auditors' Report were reproduced in Exhibit 13(e) of the original Form 10-K filed by the Company on September 28, 1995.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             None.

                                  PART III.

Item 10.     Directors and Executive Officers of Johnston Industries, Inc.


             The Directors and Executive Officers of Johnston Industries, Inc. are as follows:

             David L. Chandler has served as Chairman of the Board of Johnston Industries, Inc. since 1981 and as Chief Executive Officer since January, 1990. Mr. Chandler has been a Director since 1981. He had also served as President of Johnston from January, 1990 to October 1992. Mr. Chandler is 69 years old.

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

             On October 27, 1994, Mr. Chandler, in an administrative proceeding, without admitting or denying the findings or undertaking to pay any fine or penalty, consented to the issuance of a cease and desist order and findings of the Securities and Exchange Commission in connection with certain incorrect or late filings of Forms 3, 4 and 5 and Schedules 13D required to be filed with respect to Johnston and Redlaw. Under the order, Mr. Chandler may not commit or cause any violation of Section 13(d) and 16(a) of the Securities Exchange Act of 1934 and Rules 13d-1, 13d-2, 16a-2 and 16a-3 promulgated threunder.

             Gerald B. Andrews has served as President and Chief Operating Officer since October, 1992. Mr. Andrews has been a Director since 1993. Prior to that time, he had served in a variety of senior management positions at WestPoint Pepperell, over a period of 38 years, most recently as Executive Vice President of Merchandising. Mr. Andrews is 58 years old.

             J. Reid Bingham has been a Director of Johnston Industries, Inc. since 1991. Mr. Bingham has been a partner of Concepcion, Sexton, Bingham & Urdaneta (formerly Bingham & Castilla) (attorneys) since May, 1994. Prior to that time, he was a partner of Kirkpatrick & Lockhart since 1989, prior thereto he was a partner of Hughes Hubbard & Reed since 1987, and prior thereto he was a partner of Sage, Gray, Todd & Sims for more than five years. Mr. Bingham is 49 years old.

             Larry L. Galbraith has served as Executive Vice President of the Company since November 1, 1992 and as President and Chief Executive Officer of Southern Phenix Textiles, Inc. since July, 1989. Prior to that time he had served as Vice President for engineering, purchasing and finishing at Southern Phenix Textiles, Inc. for more than five years. Mr. Galbraith is 55 years old.

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

             William J. Hart has been a Director of Johnston Industries, Inc. since 1981. He has been a partner of Farrington & Curtis (attorneys) for more than five years. Mr. Hart is 54 years old.

             William I. Henry has served as Vice President of Product and Operations Planning since January 1, 1993, and for more than five years prior had served as Vice President, Operations of Southern Phenix Textiles, Inc. Mr. Henry is 55 years old.

             Gaines R. Jeffcoat has been a Director of Johnston Industries, Inc. since 1986. Prior to Mr. Jeffcoat's retirement on June 30, 1990, he had served as Vice President of the Company since January 1, 1988 and as Chairman of the Board of Opp and Micolas Mills, Inc., a subsidiary of the Company ("Opp"), from January 1, 1988 to December 31, 1989. He was President of Opp for more than five years prior to that time. Mr. Jeffcoat is a Director of Jupiter National. Mr. Jeffcoat is 73 years old.

             John W. Johnson has served as Vice President and Chief Financial Officer since September 1, 1994. Mr. Johnson had been Treasurer and Secretary of the Company from January 1, 1992 until September 1, 1994. From July 1, 1991 to December, 1991 he was Assistant Secretary-Treasurer of the Company and for more than five years prior was Vice President, Finance of Southern Phenix Textiles, Inc. Mr. Johnson is 59 years old.

             C.J. Kjorlien has been a Director of Johnston Industries, Inc. since 1989. Mr. Kjorlien is a director of Fieldcrest Cannon, Inc., of Service America Corp. (a food service company), and of Jupiter National. From June 1974 to May 1989 he was a director of WestPoint Stevens, Inc. (a textile manufacturer). For five years prior to December 1986 he was President and Chief Operating Officer of WestPoint Stevens. Mr. Kjorlien is 79 years old.

             Charles F. Fazio has served as Vice President of International Sales since March, 1995. Prior to that time he had served in a variety of international sales positions with several textile companies, most recently for more than five years as Vice President International Products Division, Bibb Company. Mr. Fazio is 50 years old.

             F. Ferrell Walton has served as Secretary and Treasurer since September 1, 1994. Mr. Walton had been Director of Financial Operations for the Company from April 1, 1993 to September 1, 1994 and for more than five years prior to that time was Vice President, Finance of Opp and Micolas Mills, Inc. Mr. Walton is 51 years old.

             The Directors of Johnston Industries, Inc. are elected for a one year term by the Company's Stockholders at the Annual Meeting of Stockholders. The officers of Johnston Industries, Inc. are elected for a one year term by the Board of Directors at the Annual Meeting of the Board held following the Annual Meeting of Stockholders.

      Each director and executive committee member who is not an officer of or a consultant to the Company receives a Director's fee of $12,000 per year plus $1,000 for each Board or Committee meeting attended during the fiscal year.

             Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who beneficially own more than 10% of the Company's Common Stock, to file with the Commission and the NYSE reports of beneficial ownership and changes in beneficial ownership of Common Stock. Officers, directors and greater than 10% stockholders are required by Commission regulations to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during Fiscal 1995, all filing requirements applicable to its directors, executive officers and 10% stockholders were fully complied with.

Item 11.     Executive Compensation



                   EXECUTIVE COMPENSATION AND RELATED MATTERS

         The following table sets forth information concerning the compensation for the Company's last three completed fiscal years with respect to its chief executive officer and the four other most highly compensated executive officers who served as such at June 30, 1995.

                           SUMMARY COMPENSATION TABLE

                                                                              LONG TERM
                                      ANNUAL COMPENSATION                    COMPENSATION
                             ---------------------------------------------  ---------------
                                                              OTHER ANNUAL                           ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR     SALARY       BONUS      COMPENSATION  OPTIONS / SAR'S       COMPENSATION (4)
---------------------------  ----     ------       -----      ------------  ---------------       ----------------
David L. Chandler (1)         1995   $467,500     $213,000     $46,138 (2)         44,444                $118,391
Chairman of the Board and     1994    390,000      176,788      47,296 (2)                                 12,718
Chief Executive Officer       1993    390,000      135,758      48,449 (2)                                   --

Gerald B. Andrews             1995    370,000      200,000                                                 15,306
President and                 1994    361,945      185,000                                                  3,321
Chief Operating Officer       1993    256,572      105,000                        150,000 sh (3)              666

Roger J. Gilmartin            1995    285,000      138,053                                                  7,761
Executive Vice President;     1994    285,000      142,643                                                  1,514
Chairman of Opp and           1993    260,000       94,000                         63,750 sh (3)              924
Micolas Mills

Larry L. Galbraith            1995   $245,000       35,648                                                 15,561
Executive Vice President;     1994   $235,000       55,695                                                  3,297
President of Southern         1993   $235,000       23,500                                                    255
Phenix Textiles

John W. Johnson               1995   $157,500       64,800                                                  7,170
Vice President - Finance      1994   $112,083       54,000                                                  2,473
and Chief Financial Officer   1993   $107,500       38,000                                                    133

(1) Mr. Chandler also received compensation for his services as Chief Executive Officer of Jupiter National, which became a majority owned subsidiary of the Company during January 1995. Accordingly, the amounts shown in the table for fiscal 1995 include compensation paid to Mr. Chandler by Jupiter National for the six months ended June 30, 1995, as follows: salary of $77,500; bonus of $25,000; 44,444 shares underlying options grants; and $37,500 contributed by Jupiter National to a deferred compensation trust in which Mr. Chandler is the sole participant. Because Jupiter National was not a subsidiary of the Company prior to January 1995, the table does not reflect compensation paid to Mr. Chandler by Jupiter National during those periods.

(2) Present value of consulting payments (as described on page 25).

(3) Option awards.

(4) Payments relating to the stock purchase plan described on pages 21 and 22.

STOCK INCENTIVE PLAN

    GENERAL. The Amended and Restated Stock Incentive Plan for Key Employees of Johnston Industries, Inc. and its Subsidiaries (the "Incentive Plan"), approved by shareholders in December 1988, authorizes the grant of awards in the form of Incentive Stock Options ("ISO's"), within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), Non-Qualified Stock Options ("NQSO's"), Stock Appreciation Rights ("SAR's"), Restricted Stock or a combination of these forms of awards. All officers and key employees of the Company and its subsidiaries who are in positions which enable them to make significant contributions to the long-term performance and growth of the Company are eligible to receive awards. The Incentive Plan is administered by the Stock Option Committee (the "Committee") of the Board of Directors. Members of the Committee are not eligible to participate.

    INCENTIVE STOCK OPTIONS.   The exercise price of an ISO may not be less
than 100% of the fair market value on the date of the grant and the aggregate exercise price of all shares that become exercisable by an individual optionee in a single calendar year for options granted after January 1, 1987 may not exceed $100,000, plus any unused limit carryover to such year within the meaning of Section 422A of the Code. Additional restrictions apply to ISO's granted to a 10 percent stockholder (as defined in Section 422A(b)(6) of the Code). An ISO may be exercised in whole or in part throughout the period of the ISO with the exercise price to be paid in cash or in such alternate form as the Committee may authorize. An ISO terminates upon termination of the optionee's employment, subject, in the case of termination of employment by reason of death or disability, to the right to exercise within 12 months after such termination, unless the expiration date of the ISO occurs sooner.

    NON-QUALIFIED STOCK OPTIONS. NQSO's granted under the Incentive Plan (a) may be for such (i) number of shares, (ii) purchase price and (iii) term (up to 10 years) as the Committee, in its sole discretion, may determine and (b) become exercisable six months after date of grant (or later if the Committee so determines). An NQSO terminates upon termination of the optionee's employment, unless the Committee in its sole discretion determines otherwise, subject in the case of termination by reason of retirement at or after age 65, disability, or death, to the right to exercise within three months after retirement or disability or one year after death, unless the expiration date of the NQSO occurs sooner.

    STOCK APPRECIATION RIGHTS. Pursuant to the terms of the Incentive Plan, SAR's are granted only (i) in conjunction with the granting of options, (ii) in an amount not in excess of the number of Shares granted in the related option and (iii) on terms providing that the exercise of an option for a given number of Shares terminates the related SAR for that number of Shares (so that the total number of Shares for which an option and the related SAR may be exercised cannot exceed the number of Shares granted in the option). SAR's provide the participant with an amount equal to the difference between the fair market value of the Shares on the date the SAR is exercised and the exercise price of the option. Each SAR is subject to the same conditions on termination of employment as the related option.

    RESTRICTED STOCK. The Committee may make awards entitling the recipient to receive shares at no out-of-pocket costs or at such price as the Committee determines, the shares purchased to be subject to the restrictions set by the Committee and which lapse or may be waived as determined by it.

    The following table provides information concerning options granted, options exercised, and year-end option values for the last fiscal year with respect to its chief executive officer and the four other most highly compensated executive officers who served as such at June 30, 1995.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

    No options nor SAR's were granted during the fiscal year ended June 30, 1995. The following table sets forth certain information regarding stock options granted during fiscal 1995 by Jupiter National to the individuals named in the Summary Compensation Table.

               JUPITER NATIONAL OPTION GRANTS IN LAST FISCAL YEAR


                                          Individual Grants
                      --------------------------------------------------------
                                        % of Total                                       Potential Realized Value at
                      Number of      Jupiter Options     Exercise                     Assumed Annual Rates of Stock Price
                      of Jupiter        Granted in        Price                          Appreciation for Option Term
                       Options           Employees         Per      Expiration        -----------------------------------
Name                   Granted          in FY 1995        Share        Date              0%          5%           10%
------------------    ----------     ---------------     --------   ----------        ---------   ----------   ----------
David L. Chandler       44,444            37%              $21       04/30/05          $50,000     $666,660    $1,616,151


             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FY-END OPTION/SAR VALUES

                                                                                          VALUE OF UNEXERCISED
                                                             NUMBER OF UNEXERCISED            IN-THE-MONEY
                         SHARES ACQUIRED       VALUE        OPTIONS/SAR'S AT FY-END     OPTIONS/SAR'S AT FY-END
NAME                       ON EXERCISE       REALIZED      EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                       -----------       --------      -------------------------   -------------------------
David L. Chandler
    Company Options             ---            ---                 180,000 / 0              $417,600 / $0
    Jupiter National Options    ---            ---              100,000 / 44,444 (1)    $1,685,000 / $266,664

Gerald B. Andrews
    Company Options             ---            ---              112,500 / 37,500          $107,775 / $35,925
    Jupiter National Options    ---            ---                     ---                       ---

Roger J. Gilmartin              ---            ---                  48,750                       ---
    Company Options             ---            ---               48,750 / 15,000                 ---
    Jupiter National Options    ---            ---                     ---                       ---

(1) The Board of Directors has authorized a transaction whereby, upon completion of the proposed merger between Johnston and Jupiter
     National, Mr. Chandler may choose to forego receiving the difference between the exercise price of his Jupiter National options and the purchase price of $32.50 for shares of Jupiter National common stock specified in the Merger Agreement, and in return would receive options to purchase Johnston common stock equivalent in value to 74,444 of his Jupiter National options as well as a cash payment of $2,616,487.73 (sufficient to provide Mr. Chandler with $30.00 per share after taxes for each of his remaining 70,000 options). Should the merger not be consummated, for any reason whatsoever, the Board has approved the possible purchase of up to 70,000 shares of Jupiter National common stock from Mr. Chandler at a purchase price of $30.00 per share.

STOCK PURCHASE PLAN

    The Company has a stock purchase plan (the "Plan") under which the Company may assist selected key employees and directors of the Company and its subsidiaries in the purchase of shares of its Common Stock; as amended by the Board to date, an aggregate of 947,797 shares are covered by the Plan. The Plan is administered by a committee of directors (members of which are not eligible to participate in the Plan while serving on the committee).

    The committee determines the eligible key employees and directors who will be granted participation in the Plan, the number of shares which a participant may purchase, the purchase price thereof, the manner in which such purchase will be effected, any provisions for loans to be arranged to enable Plan participants to pay for their shares, any provisions for the payment of cash bonuses to reimburse Plan participants for any interest payable on their loans not covered by the dividends paid on their shares, any provisions for Company guarantee of such loans, and other terms and conditions consistent with the provisions of the Plan.

    The Plan authorizes the Company to guarantee loans arranged by the committee for the purchase of shares under the Plan up to a maximum of $9,000,000 in aggregate outstanding principal amount of loans.

    The shares purchased may consist of authorized but unissued shares, or treasury shares, or shares purchased in the open market on behalf of the participants under arrangements approved by the committee.

    The Company has furnished the participants with guarantees of loans for the purchase price of the shares (which bear interest at rates of 1/2% under or 1/2% above the prime lending rate of the lending bank).

    The committee also authorized the payment of additional compensation to the Plan participants who have purchased the 947,797 shares in the form of quarterly cash bonuses in amounts that will equal the excess of the interest payable on their loans over the dividends paid on their shares. Under the terms of the stock purchase agreements entered into between the Plan participants and the Company, the Company's obligation to pay such cash bonuses terminates upon the termination of employment of the Plan participant by the Company or any of its subsidiaries for any reason.

    The Plan is neither qualified under Section 401(a) of the Internal Revenue Code of 1986 nor subject to the provisions of the Employee Retirement Income Security Act of 1974.

    The amount of any cash bonus received under the Plan must be treated as compensation income by the employee and the Company will be entitled to a corresponding tax deduction in the same amount which the employee is required to treat as compensation income (subject to appropriate withholding of taxes).

HOURLY EMPLOYEES' PENSION PLAN

    The Company maintains a non-contributory Hourly Employees' Pension Plan (the "Hourly Plan") which covers substantially all hourly employees who have been employed on a full-time basis for at least one year. An employee may elect to receive distribution of benefits under the Hourly Plan upon retirement in one of several annuity forms including single life, ten years certain and life or joint and survivor. Effective July 1, 1989, accrued benefits under this plan become vested proportionately (20% per year) after an employee has been credited with three years of service under the Pension Plan. Employees attain 100% vesting of accrued benefits after seven years of credited service.

    If an employee participates in the Hourly Plan until normal retirement date (age 65, 66 or 67, based on the year of birth), and, if he elects to receive his distribution in the form of a single life annuity, the amount of the annual benefit upon retirement will be the sum of (a) and (b), where (a) is $96 times the number of years of service to 1992 and (b) is $192 times the number of years of service thereafter. The Hourly Plan provides that if an employee's employment terminates prior to normal retirement date, payments at normal retirement date will be reduced to reflect the early termination of his employment; if his employment terminates later than normal retirement date, payments will be equal to the benefits which are actuarially equivalent to the benefits otherwise payable at normal retirement date, but not less than the accrued benefit determined at date of retirement; and if he elects a method of distribution of benefits other than a single life annuity, payments will be adjusted to provide benefits which are actuarially equivalent to the benefits to which he would be entitled if he had elected the single life annuity method.

SALARIED EMPLOYEES' PENSION PLAN

    The Company maintains a non-contributory Salaried Employees' Pension Plan (the "Pension Plan") which covers substantially all salaried employees who have been employed on a full-time basis for at least one year. An employee may elect to receive distribution of benefits under the Pension Plan upon retirement in one of several annuity forms, including single life, ten years certain and life or joint and survivor. Effective July 1, 1987, accrued benefits under this plan become vested proportionately (20% per year) after an employee has been credited with three years of service under the Pension Plan. Employees attain 100% vesting of accrued benefits after seven years of credited service.

    If an employee participates in the Pension Plan until normal retirement date (age 65, 66 or 67, based on the year of birth), and, if he elects to receive his distribution in the form of a single life annuity, the amount of his annual benefit upon retirement will be the sum of (a) and (b), where (a) is 36% (assuming 20 or more years of service) of average annual earnings and (b) is 26.25% (assuming 35 or more years of service) of the net amount of average annual earnings less Social Security average wages. (Average annual earnings means the annual average of the employee's earnings for the ten consecutive calendar years of benefit service immediately preceding his normal retirement date. Social Security average wages means the average of the maximum amount of wages subject to Social Security tax for the 35 years preceding the participant's Social Security normal retirement date.) The maximum benefit is $118,800 at normal retirement date for participants whose normal retirement dates fall during the plan year July 1, 1994, through June 30, 1995.

    The following table sets forth the estimated annual normal retirement benefits (assuming Social Security Average wages of $45,000 per year) for various combinations of preretirement remuneration and years of benefit service:




    Average Annual Salary                            Years of Benefit Service
       Last 10 Years                                 ------------------------
(or Less Where Applicable)   5          10          15          20         25           30          35
--------------------------   -          --          --          --         --           --          --
$125,000                   14,250      28,500     42,750       57,000    60,000       63,000      66,000
$175,000                   17,438      34,875     52,313       69,750    73,688       77,625      81,563
$225,000                   17,438      34,875     52,313       69,750    73,688       77,625      81,563
$275,000                   17,438      34,875     52,313       69,750    73,688       77,625      81,563
$325,000                   17,438      34,875     52,313       69,750    73,688       77,625      81,563
$375,000                   17,438      34,875     52,313       69,750    73,688       77,625      81,563
$425,000                   17,438      34,875     52,313       69,750    73,688       77,625      81,563
$475,000                   17,438      34,875     52,313       69,750    73,688       77,625      81,563
$525,000                   17,438      34,875     52,313       69,750    73,688       77,625      81,563
$575,000                   17,438      34,875     52,313       69,750    73,688       77,625      81,563

    The years of benefit service under the plan as of June 30, 1995, for Messrs. Galbraith, Chandler, Gilmartin, Andrews and Johnson were 23, 22, 5, 2 and 22, respectively.

    The Pension Plan provides that if an employee's employment terminates prior to normal retirement date, payments at normal retirement date will be reduced to reflect the early termination of his employment; if his employment terminates later than normal retirement date, pay-ments will be adjusted to provide benefits which are actuarially equivalent to the benefits otherwise payable at the normal retirement date, but not less than the accrued benefit determined at date of retirement; and if he elects a method of distribution of benefits other than a single life annuity, payments will be adjusted to provide benefits which are actuarially equivalent to the benefits to which he would be entitled if he had elected the single life annuity method.

EXECUTIVE INSURANCE PLAN

    The Company has maintained a contributory Executive Insurance Plan (the "Executive Plan") covering selected executives of the Company and its subsidiaries, administered by an Administrative Committee consisting of the Chief Executive Officer, the Vice President/Finance and the Secretary/Treasurer and providing for life insurance coverage of participants in the Executive Plan in an amount equal to approximately three times annual compensation up to a maximum annual salary of $100,000.

    The Executive Plan provides for benefits to the executive or his beneficiaries in the event of death before retirement, termination of employment, disability, termination of the Executive Plan or retirement. The Company is reimbursed for all premiums paid if the executive dies prior to retirement or if such policy is fully assigned to the executive.

    In January 1989, the Company determined to "freeze" the Executive Plan by neither extending benefits to persons not already participants nor changing the coverage for those persons who were already participants. It was also determined to commence benefits for participants at age 65 with the participants to elect either to purchase the insurance contract at age 65 or take payout of their benefits over a 10-year certain period commencing at that age. Participants who had already reached age 65 received payments equivalent to the amounts they would have received had their payments begun at age 65.

EMPLOYMENT AGREEMENTS

    The Company has an employment agreement with Mr. Chandler which continues until December 31, 1996. The agreement commits Mr. Chandler to serve as chief executive officer and entitles him to a base salary of not less than $350,000, an annual bonus equal to 1 1/2% of consolidated pre-tax earnings (as defined in the agreement and net of any consolidated pretax losses for prior years) and, upon the conclusion of his employment, to a monthly consultancy fee of $8,333 for a term equal to the number of months of his employment under the new agreement from January 1, 1990 forward. The agreement permits Mr. Chandler to terminate his employment under it at any time on six months' notice and gives him the option to terminate his employment within 30 days of the Company's merger or consolidation with or sale of all its assets to another company.

    The Company and Mr. Chandler are also parties to an agreement with a trustee bank establishing a trust to which payments on account of bonus and consultancy fees may be made. At the option of the Company (whose authority in this regard has been delegated by the Board of Directors to a committee of Messrs. Hart, Jeffcoat and Kjorlien) it may make the quarterly estimated bonus payment to the trust rather than to Mr. Chandler directly and may satisfy its obligations with respect to future consultancy fees by paying to the trust quarterly their current actuarial equivalent.

    Jupiter National has entered into an employment agreement with Mr. Chandler providing for his continued employment as a senior executive of Jupiter National until December 31, 1996. Under his employment agreement, Mr. Chandler is entitled to receive an annual salary of at least $125,000, plus such bonuses or other compensation as Jupiter National may determine. At the conclusion of his employment, Mr. Chandler is also entitled to receive a consulting fee of $6,250 per month until the earlier of (i) the completion of a term equal to the number of months during which he was employed by Jupiter National under the employment agreement (beginning with January 1991), or (ii) his death. In the event that Mr. Chandler dies prior to the completion of the term described in clause (i) of the preceding sentence, his wife will be entitled to receive $3,125 per month for that period.

    Mr. Andrews' employment agreement provides for his employment as President of the Company until October 1996. He is entitled to a base salary of not less than $280,000, to payments to a deferred benefit trust of $70,000 minimum each year and to annual incentive compensation in accordance with the terms of an incentive compensation plan--which may also be paid into the deferred benefit trust.

    Mr. Gilmartin's employment agreement provides for his employment as Chairman and Chief Executive Officer of Opp and Micolas Mills, Inc. until December 31, 1998 and entitles him to a base salary of not less than $285,000 a year and such additional compensation as is determined by the Chief Executive Officer.

    Mr. Galbraith's employment agreement provides for his employment as President and Chief Executive Officer of Southern Phenix Textiles, Inc. until June 30, 1998, and entitles him to a base salary of not less than $245,000 a year and such additional compensation as is determined by the Chief Executive Officer.

    Jupiter National has also entered into employment agreements with Kurt R. Harrington and H. Haywood Miller which expire in July 1997, but will be automatically renewed for successive one year terms thereafter unless the employee or the Company gives one year's advance notice of his or its intention not to renew. Under these agreements, Mr. Harrington and Mr. Miller are entitled to receive annual salaries of at least $103,000, plus such bonuses as Jupiter National may determine. Each of the employment agreements provides that if employment is terminated by Jupiter National without cause, the employee will be paid all salary owing under the agreement for the remainder of the contract term, plus a pro rated portion of the prior year's bonus and continued benefits for one year.

    In July 1995, Wellington Sears entered into employment agreements with L. Allen Hinkle, Owen J. Hodges, III, Ralph R. Allen, A. Ray Jones and John D. Lott which expire in May 1997, but will be automatically renewed for successive one year terms thereafter unless the employee or Wellington Sears gives one year's advance notice of his or its intention not to renew. Under these agreements, Messrs. Hinkle, Hodges, Allen, Jones and Lott are entitled to receive annual salaries of at least $200,000, $167,134, $155,610, $147,210 and
$124,635, respectively, plus such bonuses as Jupiter National may determine. Each of the employment agreements provides that if employment is terminated by Wellington Sears without cause, the employee will be paid all salary owing under the agreement for the remainder of the contract term, plus a pro rated portion of the prior year's bonus and continued benefits for one year. In addition, each of these employment agreements contains provisions prohibiting the employee from competing with Wellington Sears during the term of employment and, in certain cases, for a period thereafter. These agreements replaced prior Wellington Sears employment agreements entered into in 1992 with these employees, without increasing such employees' current salaries. The prior agreements could have been terminated in November 1996.

    In connection with the execution of the Merger Agreement, Jupiter, Wellington Sears and GWI entered into a termination agreement with Rainer H. Bosselmann pursuant to which Mr. Bosselmann resigned, effective immediately, as an officer and director of those companies, and Johnston entered into a severance agreement whereby Mr. Bosselmann resigned, effective immediately, as an officer and director of Johnston and its affiliates. Pursuant to the termination agreement, Jupiter paid Mr. Bosselmann a lump sum severance payment of $250,000. The termination agreement also provides that, upon consummation of the Merger, any unexercised stock options held by Mr. Bosselmann will be canceled in exchange for a cash payment equal to the excess of the Merger Consideration over the option exercise price. In addition, under the termination agreement, Mr. Bosselmann will continue to be employed by Jupiter at an annual salary of $25,000 and will remain eligible for benefits for a period for one year from the date of his resignation. Under the severance agreement with Johnston and its affiliates, Mr. Bosselmann received a lump sum severance payment of $75,000, and agreed to various standstill provisions for a period of eighteen months following the agreement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management


                             PRINCIPAL STOCKHOLDERS

    The following table sets forth, as of September 25, 1995, certain information with respect to each person (other than directors and executive officers) who, to the knowledge of the Company, may be deemed the beneficial owner of more than 5% of the shares of Company's outstanding common stock (the "Johnston Shares"), its only class of equity securities:


     Name and Address of Beneficial Owner   Number of Shares Beneficially Owned       Percent of Class
     ------------------------------------   -----------------------------------       ----------------
     Redlaw Industries, Inc. (1)                          4,264,368                        40.4%
     174 Stanley Street
     Brantford, Ontario
     Canada N3S 7S3

     Dimensional Fund Advisors, Inc. (2)                    661,573                         6.3%
     1299 Ocean Avenue
     Santa Monica, California 90401

(1) These Johnston Shares are owned by GRM Industries, Inc., a Tennessee corporation and wholly-owned subsidiary of. Redlaw is a holding company incorporated in Ontario, Canada, and its stock is traded on the American Stock Exchange. Galtaco, a holding company incorporated in Ontario, Canada, owns approximately 8.9% of the outstanding shares of common stock of Redlaw (32.7% if Galtaco were to exercise its warrants to acquire Redlaw shares). Galtaco's stock is traded on the Toronto Stock Exchange. David L. Chandler, Chairman and Chief Executive Officer of the Company, owns approximately 42.1% of the outstanding stock of Redlaw and may be deemed to be the beneficial owner of the Shares owned by Redlaw.

(2) As of December 31, 1994, based upon information contained in Schedule 13G filed by Dimensional Fund Advisors, Inc.

      The following table sets forth, as of September 25, 1995, with respect to the beneficial ownership of shares of common stock of the Company and shares of common stock of Jupiter National (the "Jupiter National Shares") by each director of the Company, by each executive officer of the Company identified in the Summary Compensation Table on page 7 below, and by all directors and officers of the Company as a group.




                                     JOHNSTON COMMON STOCK              JUPITER NATIONAL COMMON STOCK
                                     ---------------------              -----------------------------
                             NUMBER OF SHARES                         NUMBER OF SHARES
     NAME                 OWNED BENEFICALLY (1)  PERCENT OF CLASS  OWNED BENEFICIALLY(1)  PERCENT OF CLASS
     ----                 ---------------------  ----------------  ---------------------  ----------------
Gerald B. Andrews                 225,325(2)            02.1%                 --                 --
J. Reid Bingham                    10,500                *                   1,000               *
David L. Chandler               4,762,943(3)            43.4%            1,203,398(4)           58.3%
Larry L. Galbraith                 72,738                *                    --                 --
Roger J. Gilmartin                 92,450(5)             *                    --                 --
William J. Hart                    18,007                *                   1,349               *
Gaines R. Jeffcoat                 26,434                *                    --                 --
John W. Johnston                     --                 --                    --                 --
C.J. Kjorlien                      56,625(6)             *                    --                 --
All directors and officers      5,411,232(7)            49.3%             1,205,684(8)           58.4%
as a group (12 Persons)


(1)   Less than 1%.

(2) Of the Johnston Shares held by Mr. Andrews 150,000 Shares are subject to stock options.

(3) Includes Johnston Shares owned by Redlaw and its wholly owned subsidiary GRM Industries, Inc., as set forth in the preceding table. Mr. Chandler may be deemed to be a beneficial owner of those Shares by virtue of his relationship with Redlaw as set forth in Note 1 of the preceding table. Of the Johnston Shares held by Mr. Chandler, 180,000 Shares are subject to stock options.

(4)   Includes Jupiter National Shares owned by the Company (1,051,354 Shares
      of common stock).   Mr. Chandler may be deemed a beneficial owner of
      those Shares by virtue of his relationship with the Company. This also includes 7,600 Jupiter National Shares held in the account of Mr. Chandler's daughter, Allyn P. Chandler, with regard to which Mr. Chandler may be deemed to have shared beneficial ownership. Of the Jupiter National Shares held by Mr. Chandler, 144,444 Shares are subject to stock options.

(5) Of the Johnston Shares held by Mr. Gilmartin, 63,760 Shares are subject to stock options.

(6) Of the Johnston Shares held by Mr. Kjorlien, 22,500 Shares are subject to stock options.

(7) Includes Johnston Shares subject to stock options as indicated for the individuals, and an aggregate of 416,250 Shares are subject to stock options for the group.

(8)   Includes 144,444 Jupiter National Shares subject to stock options.

Item 13.     Certain Relationships and Related Transactions


      Johnston and Jupiter National (or certain of their respective subsidiaries) have entered into a number of joint arrangements and transactions. Wellington Sears received approximately $715,000 and $220,000 from Johnston for finishing services rendered during fiscal 1995 and fiscal 1994, respectively. In addition, Wellington Sears paid approximately $1,718,000 and $545,000 to Johnston in respect of products and services purchased from Johnston during fiscal 1995 and fiscal 1994, respectively. Trade receivables from Johnston were approximately $146,000 and $86,000, respectively, at June 30, 1995 and June 30, 1994. Amounts payable to Johnston at June 30, 1995 and June 30, 1994, were approximately $116,000 and $38,000, respectively.

      Redlaw acts as a Canadian Broker and/or distributor for a number of subsidiaries of both Johnston and Jupiter National and, in that capacity, earns commissions from the Company. Redlaw received approximately $80,010 and $15,635 from commissions involving Southern Phenix Textiles during fiscal 1995 and fiscal 1994, respectively. In addition, with regard to other Johnston subsidiaries, fiscal year 1995 commissions to Redlaw totaled approximately $13,510 from Opp and Micolas Mills and some $6,225 from Tech Textiles USA. Jupiter National's subsidiary Wellington Sears paid approximately $52,590 and $4,750 to Redlaw as commissions on sales into Canada during fiscal 1995 and fiscal 1994, respectively.

      Mr. Kjorlien has an option expiring in 1996 which permits him to purchase 22,500 shares of the Company s Common Stock at a price of $3.22.



                                   PART IV.

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a) 1.     Financial Statements


             The financial statements have been previously filed within
Exhibit 13(e) of the original Form 10-K filed by the Company on September 28, 1995, as provided in Item 8 hereof:


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

             - Consolidated Statements of Income for the fiscal years ended June 30, 1995, 1994, and 1993.

             - Consolidated Statements of Stockholders' Equity for the fiscal years ended June 30, 1995, 1994, and 1993.

             - Consolidated Statements of Cash Flows for the fiscal years ended June 30, 1995, 1994, and 1993.

             -   Notes to Consolidated Financial Statements.

           2.    Financial Statement Schedules


                 The financial statement schedules have been previously filed within Exhibit 13(e) of the original Form 10-K filed by the Company on September 28, 1995, as provided in Item 8 hereof.


  (b)            Reports on Form 8-K

                 There were no reports on Form 8-K during the last quarter of the fiscal year ended June 30, 1995.

  (c)            Exhibits


                  *3.1(a)      -    Certificate of Incorporation of Registrant.

                     *(b)      -    Certificate of Amendment of Registrant's
                                    Certificate of Incorporation dated
                                    December 20, 1993.

                  *3.2         -    By-Laws of Registrant.

                 *10.2(a)      -    Third Amended and Restated Credit and
                                    Security Agreement dated as of January
                                    31, 1995 among Johnston Industries, Inc.,
                                    Southern Phenix Textiles, Inc., Opp and
                                    Micolas Mills, Inc., The Chase Manhattan
                                    Bank, N. A., NationsBank of North
                                    Carolina, N. A. and Comerica Bank,
                                    Exhibit 10 to Registrant's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    March 31, 1995 is incorporated therein by reference.

                +*10.3(a)      -    Registrant's Executive Insurance Plan, as
                                    amended and restated effective May 21,
                                    1984.

                    +*(b)      -    Letter to Participants dated March 1,
                                    1989 in Registrant's Executive Insurance
                                    Plan setting forth revisions thereto.

                +*10.4         -    Registrant's Salaried Employees Pension
                                    Plan, as amended and restated effective
                                    July 1, 1989.  Exhibit 10.4 to
                                    Registrant's Annual Report on Form 10-K
                                    for the fiscal year ended June 30, 1991
                                    is incorporated herein by reference.

                +*10.5 (a)     -    Amended and Restated Stock Incentive Plan
                                    for Key Employees of the Registrant and its Subsidiaries.

                +*10.5 (b) (i)      Employee Stock Purchase Plan effective
                                    October 15, 1990 (with 1991 and 1992
                                    amendments).  Exhibit 10.5(b)(i) to
                                    Registrant's Annual Report Form 10-K for the year ended June 30, 1992 is incorporated by reference.

                   +*(b) (ii)  -    Amendment dated October 29, 1992 to
                                    Employee Stock Purchase Plan.  Exhibit
                                    10.5(b)ii to Registrant's Annual Report
                                    Form 10-K for the year ended June 30,
                                    1993 is incorporated by reference.

                   +*(b) (iii) -    Amendment dated December 17, 1993 to
                                    Employee Stock Purchase Plan.

                   +*(b) (iv)  -    Amendment dated January 24, 1995 to
                                    Employee Stock Purchase Plan.

               +*10.6(a)       -    Employment Agreement with Gerald B.
                                    Andrews dated as of October 17, 1992.
                                    Exhibit 10.6(b) to Registrant's Annual
                                    Report on Form 10-K for the fiscal year
                                    ended June 30, 1993 is incorporated
                                    herein by reference.

                   +*(b) (i)   -    Employment Agreement with David L.
                                    Chandler effective as of January 1, 1990.
                                    Exhibit 10.6(d)(1) to Registrant's Annual
                                    Report on Form 10-K for the fiscal year
                                    ended June 30, 1992 is incorporated
                                    herein by reference.

                   +*(b) (ii)  -    Trust Agreement dated as of February 12,
                                    1991, with Chemical Bank & Trust Company and David L. Chandler. Exhibits
                                    10.6(d)(2) to Registrant's Annual Report on Form 10-K for the fiscal year ended
                                    June 30, 1992 is incorporated herein by
                                    reference.

                   +*(c)       -    Employment Agreement with Roger J.
                                    Gilmartin dated April 22, 1993.  Exhibit
                                    10.6(d) to Registrant's Annual Report on
                                    Form 10-K for the fiscal year ended June
                                    30, 1993 is incorporated herein by
                                    reference.

                   +*(d)       -    Employment Agreement with Larry L.
                                    Galbraith dated June 1, 1989.  Exhibit
                                    10.6(g) to Registrant's Annual Report on
                                    Form 10-K for the fiscal year ended June
                                    30, 1990 is incorporated herein by
                                    reference.

                   +*(e)       -    Employment Agreement with W. I. Henry
                                    dated as of January 1, 1993.  Exhibit
                                    10.6(f) to Registrant's Annual Report on
                                    Form 10-K for the fiscal year ended
                                    December 31, 1993 is incorporated herein by reference.

                   +*(f)       -    Employment Agreement with John W. Johnson
                                    dated January 27, 1993. Exhibit 10.6(g) to Registrant's Annual Report on Form
                                    10-K for the fiscal year ended December
                                    31, 1993 is incorporated herein by
                                    reference.

               +*10.7          -    Johnston Industries, Inc. Deferred
                                    Payment Plan Trust Agreement dated as of
                                    October 17, 1992 with First Alabama Bank
                                    & Trust Company.  Exhibit 10.7 to
                                    Registrant's Annual Report on Form 10-K
                                    for the fiscal year ended December 31,
                                    1993 is incorporated herein by reference.

                *11.           -    Statement of Computation of Per Share
                                    Earnings for the years ended June 30,
                                    1995, 1994 and 1993.

                *13. (a)       -    Quarterly Price Range of Common Stock for
                                    the years ended June 30, 1995 and 1994 is incorporated from Johnston Industries,
                                    Inc., 1995 Annual Report to the
                                    Stockholders.

                    *(b)       -    Financial Highlights for the fiscal years
                                    1995 and 1994 is incorporated from
                                    Johnston Industries, Inc., 1995 Annual
                                    Report to the Stockholders.

                    *(c)       -    Management Discussion and Analysis of
                                    Financial Condition and Results of
                                    Operations is incorporated from Johnston
                                    Industries, Inc., 1995 Annual Report to
                                    the Stockholders.

                    *(d)       -    Supplementary Data captioned "Quarterly
                                    Information" is incorporated from the
                                    Johnston Industries, Inc., 1995 Annual
                                    Report to the Stockholders.

                    *(e)       -    Financial Statements for the year ended
                                    June 30, 1995 and 1994 and for each of
                                    the years in the three-year period ended
                                    June 30, 1995, notes and schedules
                                    thereto and Independent Auditors' Report is incorporated from the Johnston
                                    Industries, Inc., 1995 Annual Report to
                                    the Stockholders.

              *21.          -       List of Subsidiaries of Registrant.

              *23.          -       Consent of Deloitte & Touche LLP.

              *27.          -       Financial Data Schedule (for SEC use only)


------------------------------------------------------------------------------
* Previously filed. Each of these exhibits was attached to the original Form 10-K filed by the Company on September 28, 1995, and is incorporated herein by reference.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c).

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        JOHNSTON INDUSTRIES, INC.

Date:  October 27, 1995                 By:  /s/ David L. Chandler

                                             ---------------------
                                             David L. Chandler
                                             Chairman and Chief
                                             Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



       Signature                      Title                        Date
       ---------                      -----                        ----
/s/ Gerald B. Andrews           President and Chief          October 27, 1995
----------------------          Operating Officer and
Gerald B. Andrews               Director


/s/ John W. Johnson             Chief Financial              October 30, 1995
----------------------          Officer (Principal
John W. Johnson                 Accounting Officer)


/s/ David L. Chandler           Chairman of the Board        October 27, 1995
----------------------          and Chief Executive
David L. Chandler               Officer (principal
                                executive officer)
                                and Director


/s/ J. Reid Bingham             Director                     October 27, 1995
----------------------
J. Reid Bingham


/s/ William J. Hart             Director                     October 27, 1995
----------------------
William J. Hart


/s/ Gaines R. Jeffcoat          Director and                 October 27, 1995
----------------------          Retired Vice President
Gaines R. Jeffcoat


/s/ C. J. Kjorlien              Director                     October 27, 1995
----------------------
C. J. Kjorlien
