Form 10-Q
period 1995-09-30
JOHNSTON INDUSTRIES INC
filed 1995-11-20
CIK 41017

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended         September 30, 1995
                   ........................................................


Commission file number        1-6687
                       ....................................................


                           JOHNSTON INDUSTRIES, INC.
 ...........................................................................
             (Exact name of registrant as specified in its charter)


          Delaware                                        11-1749980
 ...........................................................................
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)


 105 Thirteenth Street, Columbus, Georgia                      31901
 ...........................................................................
(Address of principal executive offices)                     (Zip Code)


                                 (706) 641-3140
 ...........................................................................
              (Registrant's telephone number, including area code)



 ...........................................................................
(Former name, former address and former fiscal year if changed since last report.)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  XX                No
                              ......                 ......

      At September 30, 1995, the number of outstanding shares of $.10 par value common stock was 10,564,979.

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES





                         PART I - FINANCIAL INFORMATION

                                     INDEX





   ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                 CONDENSED CONSOLIDATED BALANCE SHEETS

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                                         SEPTEMBER 30, 1995        JUNE 30, 1995
                                                         ------------------        -------------
                                                         (Unaudited)
Assets
Current Assets
   Cash and Cash Equivalents                                $   6,927                $   9,456
   Marketable Securities, at Fair Value                         9,811                    9,741
   Accounts and Notes Receivable
       (Less Allowance for Doubtful Accounts
        of $1,300 and $1,113)                                  42,863                   43,333
   Inventories                                                 51,981                   46,389
   Prepaid Expenses and Other                                   2,535                    1,892
   Income Taxes Receivable                                        474
                                                             --------                 --------
         Total Current Assets                                 114,591                  110,811

Investments at Market or Fair Value as Determined
   by Jupiter's Directors                                      20,473                   19,892
Investments - At Equity                                                                  4,174
Property, Plant, and Equipment - Net                          118,563                  114,309
Intangible Asset - Pension                                      2,675                    2,675
Other Assets                                                    5,479                    3,240
                                                             --------                 --------

Total Assets                                                $ 261,781                $ 255,101
                                                             ========                 ========

Liabilities and Stockholders' Equity
Current Liabilities
   Short-Term Borrowings                                    $   9,650                $   6,800
   Current Maturities of Long-Term Debt                         6,395                    5,894
   Accounts Payable                                            23,224                   19,692
   Accrued Expenses                                            14,451                   13,084
   Deferred Income Taxes                                        3,524                    2,947
   Income Taxes Payable                                                                  1,219
                                                             --------                 --------
         Total Current Liabilities                             57,244                   49,636

Long-Term Debt                                                102,973                   98,834
Other Liabilities                                              21,276                   23,035

Commitments and Contingencies

Minority Interest in Consolidated Subsidiary                   19,745                   20,169

Stockholders' Equity:
   Preferred Stock, par value $.01 per share;
      Authorized 3,000,000 shares; none issued
   Common Stock, par value $.10 per share;
      Authorized 20,000,000 shares; issued
      12,426,891 shares                                         1,243                    1,243
   Additional Paid-In Capital                                  17,293                   17,258
   Retained Earnings                                           51,889                   54,808
                                                             --------                 --------
   Total                                                       70,425                   73,309
   Less Treasury Stock; 1,861,912 shares, at cost              (8,108)                  (8,108)
   Less Minimum Pension Liability Adjustment, Net
      of Tax Benefit                                           (1,774)                  (1,774)
                                                             --------                 --------
   Stockholders' Equity                                        60,543                   63,427
                                                             --------                 --------

Total Liabilities and Stockholders' Equity                  $ 261,781                $ 255,101
                                                             ========                 ========

See notes to condensed consolidated financial statements.

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (In Thousands of Dollars, Except Per Share Amounts)


                                                            FOR THE THREE
                                                            MONTHS ENDED
                                                            SEPTEMBER 30
                                                            ------------
                                                         1995              1994
                                                         ----              ----
Net Sales                                             $ 73,524          $ 40,773
                                                       -------           -------

Costs and Expenses:
  Cost of Sales, excluding
     Depreciation and Amortization                      62,363            30,958
  Selling, General, and Administrative                   7,235             3,380
  Depreciation and Amortization                          4,627             2,819
                                                       -------           -------

    Total Costs and Expenses                            74,225            37,157
                                                       -------           -------

Income (Loss) from Operations                             (701)            3,616

Other Expenses:
  Interest Expense - Net                                 2,078               845
  Other - Net                                            1,094               160
                                                       -------           -------
    Total Other Expenses                                 3,172             1,005

Equity in Earnings of Equity Investments                                      39
Realized and Unrealized Investment
   Portfolio Gain                                           70
                                                       -------           -------
Income (Loss) Before Provision
   for Income Taxes and Minority Interest               (3,803)            2,650
Provision (Benefit) for Income Taxes                    (1,517)              968
                                                       -------           -------
Income (Loss) Before Minority Interest                  (2,286)            1,682
Minority Interest in Loss of
   Consolidated Subsidiary                                (424)
                                                       -------           -------

Net Income (Loss)                                     $ (1,862)         $  1,682
                                                       =======           =======

Earnings (Loss) Per Share                             $   (.18)         $    .16
                                                       =======           =======
Dividends Per Share                                   $    .10          $   .095
                                                       =======           =======

Weighted Average Number of Common
   and Common Equivalent Shares
   Outstanding                                          10,565            10,766
                                                       =======           =======

See notes to condensed consolidated financial statements.

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (In Thousands of Dollars)

                                                                        FOR THE THREE
                                                                        MONTHS ENDED
                                                                        SEPTEMBER 30
                                                                        ------------
                                                                     1995           1994
                                                                     ----           ----
Cash Flows from Operating Activities:
Net Income (Loss)                                                  $ (1,862)     $  1,682
                                                                    -------       -------
Adjustment to Reconcile Net Income (Loss) to
   Net Cash Provided by (Used In) Operating Activities:
   Depreciation and Amortization                                      4,627         2,819
   Provision for Bad Debts                                              142            41
   Net Realized and Unrealized Gain on Portfolio Investment             (70)
   Undistributed Income in Investments                                                (39)
   Minority Interest in Loss of Consolidated Subsidiary                (424)
   Changes in Assets and Liabilities:
      Accounts and Notes Receivable                                   1,563           186
      Inventories                                                    (4,370)       (1,450)
      Deferred Income Taxes                                             577           (47)
      Prepaid Expenses and Other Assets                              (1,323)          203
      Accounts Payable                                                1,223          (762)
      Accrued Expenses                                                1,268            67
      Income Taxes Payable                                           (1,658)          362
      Other Liabilities                                              (1,724)          254
   Other - Net                                                           57            57
                                                                    -------       -------
     Total Adjustments                                                 (112)        1,691
                                                                    -------       -------
     Net Cash Provided by (Used In) Operating Activities             (1,974)        3,373
                                                                    -------       -------

Cash Flows From Investing Activities:
   Additions to Property, Plant, and Equipment                       (7,750)       (2,396)
   Unpaid (Paid) Capital Expenditures                                 2,157          (475)
   Acquisition Costs for Minority Interest in
     Consolidated Subsidiary                                           (970)
   Increase in Investments                                             (425)         (525)
                                                                    -------       -------
     Net Cash Used in Investing Activities                           (6,988)       (3,396)
                                                                    -------       -------

Cash Flows From Financing Activities:
   Principal Payments of Debt                                          (562)         (521)
   Proceeds From Issuance of Long-Term Debt                           5,202
   Borrowings Under Line-of-Credit Agreements                         8,100         5,000
   Repayments Under Line-of-Credit Agreements                        (5,250)       (2,000)
   Purchase of Treasury Stock                                                      (1,042)
   Dividends Paid                                                    (1,057)       (1,013)
                                                                    -------       -------
     Net Cash Provided by Financing Activities                        6,433           424
                                                                    -------       -------

Net Increase (Decrease) in Cash and Cash Equivalents                 (2,529)          401

Cash and Cash Equivalents, Beginning of Period                        9,456         3,914
                                                                    -------       -------

Cash and Cash Equivalents, End of Period                           $  6,927      $  4,315
                                                                    =======       =======

Supplemental Disclosures of Cash Flow Information:
   Cash Paid During the Period For:
      Interest                                                     $  2,041      $    879
      Income Taxes                                                 $  1,315      $    469

See notes to condensed consolidated financial statements.

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



 1.   BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements for the three months ended September 30, 1995 and 1994 are unaudited. These statements include the accounts of Johnston Industries, Inc. ("Johnston"), its wholly-owned subsidiaries, Southern Phenix Textiles, Inc., Opp and Micolas Mills, Inc., and Tech Textiles, USA, and its majority-owned subsidiary, Jupiter National, Inc. ("Jupiter") and Jupiter's wholly-owned subsidiaries, Wellington Sears Company ("Wellington"), Pay Telephone America, Ltd., and Greater Washington Investments, Inc. (collectively, the "Company"). In the opinion of management, the information reflects all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Operating results for the three months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1995. Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995. The Company has consistently followed those policies in preparing this report.

      On September 22, 1995, the Board of Directors of Johnston authorized a change in the fiscal year from a period beginning July 1 and ending June 30 to a variable period ending on the Saturday nearest to December 31. Therefore, Johnston's fiscal period 1995 will end on December 30, 1995. Such change will make Johnston's year-end consistent with its quarterly accounting periods which, in the case of 52-week years, consist of two four week and one five week period per quarter ending on a Saturday. The Form 10-Q will include information for the three months ended September 30, 1995. However, beginning on December 31, 1995 (the first day of the new fiscal year 1996), Johnston will commence filing quarterly reports for the quarters of the new fiscal year 1996.

 2.   JUPITER NATIONAL

      In August 1995, Johnston entered into an agreement and plan of merger with Jupiter under which the public shareholders of Jupiter would receive $32.875 per share in cash from Johnston in exchange for their shares.
      The per share price is subject to adjustment based on the market value of certain investments held by Jupiter on a date near the mailing of the merger proxy statement to the Jupiter shareholders. The merger is expected to be concluded in January 1996.

3.    INVENTORIES

      Inventories consist of the following at September 30, 1995 and June 30, 1995:

                                              SEPTEMBER 30, 1995         JUNE 30, 1995
                                              ------------------         -------------
         Finished Goods                          $ 21,515,000            $ 18,191,000
         Work-In Process                           17,063,000              15,288,000
         Raw Materials and Supplies                13,403,000              12,910,000
                                                  -----------             -----------
          Total                                  $ 51,981,000            $ 46,389,000
                                                  ===========             ===========

4.       LONG-TERM FINANCING AND SHORT-TERM BORROWINGS

         Long-term debt and short-term borrowings consist of the following at September 30, 1995 and June 30, 1995:


                                               SEPTEMBER 30, 1995          JUNE 30, 1995
                                               ------------------          -------------
         Johnston Industries, Inc.
             Short-Term Borrowings               $  9,650,000              $  6,800,000
                                                  ===========               ===========

             Revolving Credit Loans              $ 45,000,000              $ 45,000,000
             Purchase Money Mortgage Debt           1,195,000                 1,217,000
                                                  -----------               -----------
                                                   46,195,000                46,217,000


         Jupiter National, Inc.
             Subordinated Debentures               14,500,000                14,500,000
             Securities Loans                       1,500,000                 1,191,000
             Other Debt                               911,000                   933,000
                                                  -----------               -----------
                                                   16,911,000                16,624,000

         Wellington Sears Company
             Revolving Credit Loan                 20,802,000                17,361,000
             Term Loan                             19,250,000                19,687,000
             Equipment Loans                        4,131,000                 2,768,000
             Amounts Due Former Affiliates
                 of Polylok                         1,464,000                 1,434,000
             Other Debt                               615,000                   637,000
                                                  -----------               -----------
                                                   46,262,000                41,887,000

                                                  -----------               -----------
             Total                                109,638,000               104,278,000
         Less Current Maturities                   (6,395,000)               (5,894,000)
                                                  -----------               -----------
                                                 $102,973,000              $ 98,834,000
                                                  ===========               ===========

         Johnston Industries, Inc.
         Amended Credit Agreement

         The January 31, 1995 credit and security agreement (the "CSA") provides for revolving credit loans up to $45,000,000 and $10,000,000 in annually renewable lines of credit. Borrowings under the $45,000,000 line mature January 14, 1997, bear interest at a variable rate of the higher of the federal funds rate plus 1/2 of 1% or the prime rate. Under the agreement, the interest rate for Eurodollar loans is based on the LIBOR rate plus a margin. The average interest rate at September 30, 1995 was 5.88% plus a margin of 1 1/2%.

         Borrowings under the $10,000,000 line of credit bear interest at the higher of the federal funds rate plus 1/2 of 1% or the prime rate. At September 30, 1995, there were borrowings of $9,650,000 under the $10,000,000 line of credit at an average interest rate of 8 3/4%.

         Purchase Money Mortgage Agreement

         Johnston has a purchase money mortgage agreement with a bank for a maximum loan of $1,325,000 for an office building. The loan is payable ratably to December 31, 2008. At September 30, 1995,
         Johnston had borrowings of $1,195,000 outstanding under this agreement and currently pays interest at a rate of 8 3/4%.

         Covenants and Restrictions

         The CSA requires Johnston, among other things, to maintain certain financial ratios, specified levels of working capital and tangible net worth, as defined. The CSA also restricts Johnston's ability to incur debt, buy or sell assets, pay dividends, and issue or repurchase capital stock.

         At certain times during the three months ended September 30, 1995, Johnston was not in compliance with its adjusted tangible net worth covenant, leverage ratio covenant, current ratio covenant or interest coverage ratio covenant under the CSA. These events of noncompliance, as of September 30, 1995, were waived by the lending institutions in waivers dated November 14, 1995, which amend the covenants through December 31, 1995. Johnston is in compliance with the CSA covenants as amended. Although no assurances can be given, Johnston believes it will be in compliance with the CSA covenants, as amended, for future periods.

         Jupiter National, Inc.
         Subordinated Debentures

         The subordinated debentures are payable to the Small Business Administration (SBA) and bear an effective weighted averaged interest rate of 7.8% at September 30, 1995. Principal payments are due as follows:



                                                      Date          Amount
                                                      ----          ------
                                                      1998       $ 2,500,000
                                                      2001         7,000,000
                                                      2003         5,000,000
                                                                  ----------
                                                                 $14,500,000
                                                                  ==========

         The subordinated debentures contain restrictions on prepayment, distributions to shareholders and the operations of Jupiter.

         Securities Loans

         At September 30, 1995, Jupiter had borrowed $1,500,000 under a brokerage margin account with average interest rates of 9 3/4%. The loan is collateralized for 50% of the value of 210,000 shares of Zoll Medical Corporation and 127,889 shares of Viasoft, Inc., of which the value was approximately $3,631,000 at September 30, 1995. The loan bears interest at the broker call money rate of 7 1/2% plus a margin of 2 1/4%.

         Wellington Sears Company
         Revolving Credit and Term Loan

         In January 1995, Wellington amended its revolving credit and term loan agreement (the "RCTLA") with a bank. The RCTLA provides that Wellington may obtain revolving credit loans up to an aggregate amount of the lessor of $24,000,000 or certain percentages of accounts receivable and inventories. Repayment is made daily from cash receipts (as defined). The revolving credit loan is due November 20, 1998, however, it contains a provision for an automatic renewal for one year, absent notice of the contrary by the parties.

         The unused available line of credit at September 30, 1995 was approximately $872,000. Interest is payable at the current prime rate plus 1% and the interest rate at September 30, 1995 was 9 3/4%.

         The RCTLA also provides for a term loan of $21,000,000 payable in monthly installments of $218,735 through November 20, 1998, at which time the remaining unpaid balance is due. At September 30, 1995, there were borrowings of $19,250,000 under the term loan. The term loan bears interest at the current prime rate plus 1% and the interest rate at September 30, 1995 was 9 3/4%.

         Equipment Loans

         In addition to the RCTLA, Wellington has an equipment loan facility (the "ELF") with the same lender. The ELF provides that through November 18, 1998, Wellington may borrow up to $5,000,000 to finance the purchase of equipment. The principal amount is payable in monthly installments of 1/96th of the loan balance through November 18, 1998, when the remaining balance is due. At September 30, 1995, there were borrowings of $4,131,000 under the ELF.

         Amounts Due Former Affiliates of Polylok

         Amounts due former affiliates is primarily comprised of $1,464,000 due under a note payable agreement and deferred compensation agreement with the former owner of Polylok Corporation. Amounts are payable in equal quarterly installments of $269,108 plus interest, accruing at the prime interest rate (8.75% at September 30, 1995), with the final payment due March 31, 1996. On October 18, 1995, litigation concerning this matter was settled. The former owner of Polylok received approximately $541,000 on October 25, 1995 to settle this matter.

         Covenants and Restrictions

         The RCTLA and ELF require Wellington, among other things, to maintain certain financial ratios and specified levels of working capital and profitability, as defined. These also restrict Wellington's ability to incur debt, buy or sell assets, pay dividends, and issue or repurchase capital stock.

         At certain times during the three months ended September 30, 1995, Wellington was not in compliance with its cash flow coverage ratio covenant, operating cash flow coverage ratio covenant, adjusted earnings from operations covenant and capital expenditure covenant under the RCTLA and the ELF. These events of noncompliance, as of September 30, 1995, were waived by the lending institutions in waivers dated November 10, 1995 which amended the loan agreements through July 6, 1996. Wellington is in compliance with the RCTLA and ELF covenants as amended. Although no assurances can be given, Wellington believes it will be in compliance with the RCTLA and ELF covenants, as amended, for future periods.

5.       EARNINGS (LOSS) PER SHARE

         Earnings per share for the three month period ended September 30, 1994 was calculated based on the weighted average number of shares of common and common equivalent shares outstanding during the period. Loss per share for the three month period ended September 30, 1995 excluded the stock options from the weighted average number of shares outstanding due to the fact they would be anti-dilutive.

6.       INCOME TAX

         The provision for income taxes as computed under Financial Accounting Standards Board Standard No. 109, "Accounting for Income Taxes", is comprised of the following for the three months ended September 30, 1995 and 1994:

                                                           1995                1994
                                                           ----                ----
           Federal:
             Current                                  $   (451,000)        $    636,000
             Deferred                                     (993,000)             246,000
                                                       -----------          -----------
                                                        (1,444,000)             882,000

           State:
             Current                                       (25,000)             192,000
             Deferred                                      (48,000)            (106,000)
                                                       -----------          -----------
                                                           (73,000)              86,000

           Provision (benefit) for
            income taxes                              $ (1,517,000)        $    968,000
                                                       ===========          ===========

         The reconciliation of the Company's effective income tax rate to the Federal statutory rate of 34% for the three months ended September 30, 1995 and 1994 follows:

                                                          1995                  1994
                                                          ----                  ----
           Federal income taxes
            at statutory rate                         $ (1,293,000)        $    901,000

           State income taxes,
            net of Federal tax                                                   57,000
           Equity in Income of
            Majority-Owned Subsidiary                     (175,000)
           Other - Net                                                           10,000
                                                       -----------          -----------
                                                      $ (1,517,000)        $    968,000
                                                       -----------          -----------
           Effective rate                                    (39.9%)               36.5%
                                                       ===========          ===========


 7.      COMMITMENTS AND CONTINGENCIES

         In February 1994, the operators of a steel fabricating facility filed a complaint against a previous operator of the facility and a former subsidiary of Johnston which had operated the facility earlier before its close in 1981. The complaint, Bethlehem Iron Works, Inc., and Steel Structures Corp., Plaintiffs, vs. Lewis Industries, Inc., Charles P. Lewis and Johnston Industries, Inc., Defendants, filed in the United States District Court for the Eastern District of Pennsylvania, No. 94-CV-0752, seeks to have the earlier operators bear the response costs incurred in remediation of contamination at the plant site. Such costs are alleged to be approximately $3,900,000; however, Johnston disputes such costs. The trial of the case began on July 20, 1995 and was concluded August 25, 1995. Briefs by all of the parties are to be filed before a decision is rendered, which is not expected until 1996. In June 1995, Johnston established a reserve of $1,000,000 for costs which it may incur in connection with the final resolution of the dispute. In addition, Johnston has established a reserve in the amount of $200,000 as an estimate of potential legal and other costs to be incurred in connection with defending this matter. Although management believes that the accruals described above are sufficient to cover the estimated costs of such matters, the ultimate outcome of the litigation cannot presently be determined.

         Jupiter and Wellington at June 30, 1995 were involved in a legal dispute with Polylok Corporation and its former majority shareholder, Daniel Duhl ("Duhl"). The former majority shareholder had filed motions for summary judgment on his claims for installment payments. On October 18, 1995, the legal dispute was resolved except for legal action by the shareholder and Polylok concerning the use of funds in an environmental escrow account. The reserves recorded in connection with such legal proceedings is adequate. (See Item 1. Legal Proceedings).

         In September 1995, Johnston signed a "Limited Guaranty Agreement" in favor of the lender under the RCTLA to guarantee an "Overadvance" position for Wellington under the RCTLA. The amount of the "Overadvance" is $1,250,000, and Wellington is to repay the lender the "Overadvance" by January 31, 1996. The "Overadvance" will be governed by the provisions of the RCTLA. Management of Johnston does not expect any liability to arise from this guarantee.

         The Company is periodically involved in legal proceedings arising out of the ordinary conduct of its business. Management does not expect that any of these legal proceedings or the legal proceedings involving Jupiter, Polylok and Duhl discussed above, to have a material adverse effect on the Company's consolidated financial statements or results of operations.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
             In January 1995, Johnston Industries, Inc. ("Johnston") increased its ownership interest in Jupiter National, Inc. ("Jupiter") to 54%, resulting in the consolidation of Jupiter operations with Johnston effective January 1, 1995. Subsequently, in May 1995, Johnston purchased additional shares of Jupiter bringing its ownership interest to 54.8%. As a result, 1996 data, except net income (loss) and net income (loss) per share, is not directly comparable to prior period data. Additionally, in August 1995, Johnston entered into an agreement and plan of merger with Jupiter under which the public shareholders of Jupiter would receive $32.875 per share in cash, subject to adjustment based on the market value of certain investments held by Jupiter, from Johnston in exchange for their shares. The merger is expected to be concluded in January 1996.

             Also, subsequent to June 30, 1995, Johnston purchased the remaining 50% interest in Tech Textiles, USA ("Tech Textiles"), a former 50%/50% partnership with an English company, resulting in the consolidation of results of operations for the three months ended September 30, 1995.

RESULTS OF OPERATIONS

             Net sales for the first quarter of fiscal 1996 were $73,524,000 compared to $40,773,000 for the same period in the prior year. The increase of $32,751,000, of which $36,835,000 were attributable to Jupiter and Tech Textiles, represents an increase of 80% from the same period in fiscal 1995. However, excluding the sales attributable to Jupiter and Tech Textiles, net sales decreased by 10% or $4,084,000 from the same period in the prior year. Sales in the automotive, industrial, upholstery and apparel markets decreased approximately $4,970,000 or 12% from the quarter a year ago, while sales in the bedding and specialty markets increased approximately 2% or $886,000. At September 30, 1995, the sales backlog for Johnston and Jupiter operations on a combined basis was $60,483,000 as compared to $66,609,000 for the same period a year ago. The decline in order backlog is due to customer resistance to high raw material costs and a slow down in the economy in general.
             Cost of sales increased $31,405,000 for the quarter, $30,647,000 of which is attributable to the operations of Jupiter and Tech Textiles, compared to the same period in the prior year. The remaining increased costs of $758,000 were due to increased raw material prices that generally could not be passed along to customers. Gross margin for the three months ended September 30, 1995 was approximately fifteen percent of net sales. Margins were significantly effected by decreased sales volumes and productivity resulting in decreased utilization of plant and equipment.

             Selling, general, and administrative expenses increased $3,855,000, of which $3,681,000 resulted from the operations of Jupiter and Tech Textiles, for the quarter compared to the same period in the prior year. The remaining increases of $174,000 are primarily the result of increases in professional services, travel expense, contributions and miscellaneous expenses.

             Depreciation and amortization expense for the quarter increased $1,808,000, of which $1,591,000 resulted from the operations of Jupiter and Tech Textiles, compared to the same period in the prior year. The remaining increase of $217,000 reflects depreciation based on capital expenditures placed in service during the quarter.

             The decrease in income from operations of $4,317,000, of which $913,000 is from the operations of Jupiter and Tech Textiles, for the quarter compared to the same period of the prior year, reflects the lower level of sales experienced by the company.

             Net interest expense increased $1,233,000, of which $1,075,000 represents the operations of Jupiter and Tech Textiles, for the quarter compared to the same period in the prior year. The remaining increase of $158,000 represents increased borrowings for the quarter.

             Other expense - net increased $934,000, of which $885,000 resulted from the operations of Jupiter and Tech Textiles, compared to the same period in the prior year. The remaining increase of $49,000 resulted from the operations of other subsidiaries of Johnston.

             The previous reporting of equity in earnings/loss of equity investments is no longer required since the results of operations of Jupiter and Tech Textiles are consolidated with Johnston.

             For comparison purposes, the equity in earnings/loss of equity investments and realized and unrealized investment portfolio gain are combined reflecting an increase of $31,000 for the quarter compared to the same period in the prior year. The increase represents an increase of $224,000 in earnings from Tech Textiles reporting on the equity basis from the same period in the prior year. The remaining decrease of $154,000 is the result of Jupiter's investment in Viasoft and Zoll Medical prior to adjusting for minority interest. Jupiter carries its portfolio investments at market or fair value. Securities with readily available market quotations (Viasoft, Inc. and Zoll Medical Corporation) were valued at the current market price. All other securities were valued at fair value as determined in good faith by Jupiter's Board of Directors using a formal portfolio valuation procedure. In determining "fair value", the Jupiter Board adhered to the standard recommended for investment companies by the American Institute of Certified Public Accountants and the Securities and Exchange Commission. That standard defines "fair value" as the expected realization if the securities were to be disposed of in an orderly distribution over a reasonable period of time. Minority interest is recorded for the minority shareholders' proportionate share of the equity and earnings of Jupiter.

LIQUIDITY AND CAPITAL RESOURCES

             Working capital at September 30, 1995 was $57,347,000 representing a current ratio of 2 to 1.

Johnston Industries, Inc.

             Johnston's credit and security agreement (the "CSA") provides for revolving credit loans up to $45,000,000 and $10,000,000 in annually renewable lines of credit. At September 30, 1995, the current borrowings aggregated $54,650,000, $45,000,000 of which were attributable to revolving credit loans and $9,650,000 to the lines of credit. Subsequent to September 30, 1995, Johnston utilized the remaining borrowing line and has received additional lines of credit totaling $10,000,000, effective October 27, 1995. Borrowings under the revolving credit loans bear interest at a variable rate equal to (i) the federal funds rate, plus 1/2 of 1% or (ii) the prime rate, whichever is higher, or (iii) the interest rate for Eurodollar loans based on the LIBOR rate plus margin. The interest rate for the line of credit is the higher of the federal funds rate plus 1/2 of 1% or the prime rate. At September 30, 1995, the interest rate on the revolving credit loans was 5.88% plus a margin of 1 1/2% and the interest rate on the lines of credit was the prime rate of 8 3/4%.

             At certain times during the three months ended September 30, 1995, Johnston was not in compliance with its adjusted tangible net worth covenant, leverage ratio covenant, current ratio covenant or interest coverage ratio covenant under the CSA. These events of noncompliance were waived by the lending institutions in waivers dated November 14, 1995 which amend the CSA covenants through December 31, 1995. Johnston is in compliance with the CSA covenants as amended. Although no assurances can be given, Johnston believes it will be in compliance with the CSA covenants, as amended, for future periods.

Jupiter National, Inc.
Subordinated Debentures

             As of September 30, 1995, $14,500,000 of subordinated debentures are payable to the Small Business Administration (SBA) through the year 2003. The subordinated debentures contain restrictions on prepayment, distributions to shareholders and the operations of Jupiter. The effective weighted interest rate of the subordinated debentures at September 30, 1995 was 7.8%.

Securities Loans

             At September 30, 1995, Jupiter had borrowings of $1,500,000 under a margin agreement with a brokerage firm. The loan is collateralized for 50% of the value of 210,000 shares of Zoll Medical Corporation and 127,889 shares of Viasoft, Inc., of which the value was approximately $3,631,000 at September 30, 1995. The loan bears interest at the broker call money rate of 7 1/2% plus a margin of 2 1/4%.

Wellington Sears Company
Revolving Credit and Term Loan

             Wellington Sears has a revolving credit and term loan agreement (the "RCTLA") which provides for up to an aggregate amount of the lessor of $24,000,000 or certain percentages of accounts receivables and inventories.

Borrowings under the revolving credit loans at September 30, 1995 were $20,802,000 bearing an interest rate of prime plus 1% (9 3/4%). The unused available line of credit for the revolving credit loans at September 30, 1995 was $872,000.

             Also, the RCTLA agreement provides for a $21,000,000 term loan with monthly installments of $218,735 payable through November 20, 1998, at which time the remaining unpaid balance is due. At September 30, 1995, there were borrowings of $19,250,000 under the term loan, which bears interest at the prime rate plus 1% (9 3/4%).

Equipment Loans

             In addition to the RCTLA, Wellington has an equipment loan facility (the "ELF") which provides borrowings, through November 18, 1998, up to $5,000,000 to finance the purchase of equipment. At September 30, 1995, there were borrowings of $4,131,000 under the ELF.

             The RCTLA and ELF require Wellington Sears, among other things, to maintain certain financial ratios and specified levels of working capital and profitability, as defined. At certain times during the three months ended September 30, 1995, Wellington Sears was not in compliance with its cash flow coverage ratio covenant, operating cash flow coverage ratio covenant, adjusted earnings from operations covenant and capital expenditure covenant under the RCTLA and the ELF. On November 10, 1995, Wellington Sears received requested waivers from the lending institutions amending its loan agreements through July 6, 1996. Wellington Sears is in compliance with the RCTLA and ELF covenants as amended. Although no assurances can be given, Wellington Sears believes it will be in compliance with the RCTLA and ELF covenants, as amended, for future periods.

             Management believes that funds generated from operations and funds available under the various borrowing agreements of Johnston and its subsidiaries are sufficient for the current operations of the company on a consolidated basis.

OTHER MATTERS

             In September 1995, Johnston signed a "Limited Guaranty Agreement" in favor of the lender under the RCTLA to guarantee an "Overadvance" position for Wellington

Sears. The amount of the "Overadvance" is $1,250,000, and Wellington Sears is to repay the lender the "Overadvance" by January 31, 1996. The "Overadvance" will be governed by the provisions of the RCTLA. Management of Johnston does not expect any liability to arise from this guarantee.

             The Company is involved in certain litigation. (See Item 1. Legal Proceedings). Although no assurances can be given, the Company does not believe the resolution of these matters will have a material adverse effect on its liquidity or capital resources.

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

         In February 1994, the present owners of the property filed a complaint in the United States District Court, Eastern District of Pennsylvania, Bethlehem Iron Works, Inc., and Steel Structures Corp., Plaintiffs, vs. Lewis Industries, Inc., Charles P. Lewis and Johnston Industries, Inc., Defendants, No. 94-CV-0752, against the Company and the previous owner alleging responsibility of those parties for the cost of remediation of the plant site. The original complaint alleged that such costs were in excess of $1,500,000.
In July 1995, the plaintiff amended its compliant alleging estimated costs to be $3,900,000. The Company is not in agreement concerning these estimated costs, but assuming the estimate is found to be accurate, it is believed that the court will apportion the liability among each of the parties including the plaintiff for the cost of remediation of the plant site.

         The trial of the case began on July 20, 1995 and was concluded August 25, 1995. Briefs by all of the parties are to be filed before a decision is rendered, which is not expected until sometime in 1996. In June 1995, the Company established a $1,000,000 reserve for costs in which it may incur in connection with the final resolution of the dispute. In addition, the Company has established a reserve in the amount of $200,000 as an estimate of potential legal and other costs to be incurred in connection with defending this matter. Although management believes the accrual described above is sufficient to cover the estimated costs of such matter, the ultimate outcome of the litigation cannot be presently determined.

         The Company is periodically involved in legal proceedings arising out of the ordinary conduct of its business. Management does not expect that any of these legal proceeding or the legal proceedings involving Jupiter, Polylok and Duhl discussed below, to have a material adverse effect on the Company's consolidated financial position or results of operations.

Jupiter Litigation

         The purchase of the assets of Polylok Corporation ("Polylok") which comprises Wellington Sears' Tarboro facility ("Tarboro") produced significant litigation among Jupiter National, Wellington Sears, Polylok, and Daniel Duhl ("Duhl"), Polylok's principal shareholder. The first action, which was settled in August 1994, involved assertions against Polylok and Duhl of misrepresentations made in connection with the purchase of Polylok's assets. Subsequently, in March 1995, Polylok and Duhl commenced an action against Jupiter National and Wellington Sears, which action asserted a breach of contract relating to installment payments due Duhl pursuant to a $1,600,000 purchase money note. Jupiter National and Wellington Sears filed counterclaims against Polylok and Duhl for breach of Duhl's consultancy agreement and breach of the prior August 1994 settlement. On October 18, 1995, the breach of contract claim asserted by Polylok and Duhl and the counter claim by Jupiter and Wellington Sears for breach of consultancy agreement and August 1994 settlement were resolved. On October 25, 1995, approximately $541,000 was placed in an escrow account to settle all obligations for Mr. Duhl's consultancy agreement. In further litigation in the United States District Court, Eastern District of North Carolina, Polylok Corporation and Polylok Finishing Corporation vs. Jupiter National, Inc. and Wellington Sears Company, No. 4:95-CV-105-H(2), Polylok and Duhl have taken legal action against Jupiter and Wellington Sears regarding withdrawal of monies set aside in an escrow account, from the August 1994 settlement, providing for remediation of environmental contamination at the Tarboro plant. Subsequent to the settlement, Jupiter paid environmental expenses, later reimbursed from the escrow account, incurred before the settlement. Polylok and Duhl have taken the position these expenses were for a non-environmental nature. However, Jupiter's position is that these expenses related directly to environmental concerns and in light of the 1994 settlement the reimbursement of monies from the escrow account was proper.


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               11.  Statements of Computation of Per Share Earnings.
               27.  Financial Data Schedule (for SEC use only).

         (b)   Reports on Form 8-K

               (i) An 8-K was filed August 21, 1995 updating the status of the action against the Company and the subsequent court case in the United States District Court, Eastern District of Pennsylvania, No. 94-CV- 0752, Bethlehem Iron Works, Inc., and Steel Structures Corp., Plaintiffs, vs. Lewis Industries, Inc., Charles P. Lewis and Johnston Industries, Inc., Defendants. (See Item 1.
                        Legal Proceedings).

               (ii) The other topic reported was the August 16, 1995 announced merger agreement between Jupiter National, Inc. and Johnston Industries, Inc.

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES


                                   SIGNATURES




                 Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this report to be filed on its behalf by the undersigned hereto duly authorized.





                                                 JOHNSTON INDUSTRIES, INC.




DATED:  November 15, 1995                        BY /s/ John W. Johnson
                                                    ----------------------
                                                    John W. Johnson
                                                    Vice President
                                                    Chief Financial Officer

ITEM 6(a)                     EXHIBIT INDEX


Exhibit No.
-----------
   11        -- Statement of Computation of Per Share Earnings
   27        -- Financial Data Schedule (for SEC use only)