Form 10-K/A
period 1995-06-30
JOHNSTON INDUSTRIES INC
filed 1995-12-11
CIK 41017

                                 FORM 10-K/A-2

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1995
                          -------------

Commission file number 1-6687
                       ------

                          JOHNSTON INDUSTRIES, INC.
                          -------------------------
           (Exact name of registrant as specified in its charter)

            Delaware                                         11-1749980
            --------                                         ----------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)


   105 Thirteenth Street, Columbus, Georgia                     31901
   ----------------------------------------                     -----
  Address of principal executive offices)                     (Zip Code)

                               (706) 641-3140
                               --------------
            (Registrant's telephone number, including area code)

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

                              Yes  XX    No
                                  ----      ----

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on September 25, 1995 was $48,041,224. The aggregate market value was computed by reference to the closing price of the stock on the New York Stock Exchange on such date.

The number of shares outstanding of the Registrant's Common Stock as of September 15, 1995 was 10,564,979 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

                                                                         Part of Form 10-K
                Document                                              into which incorporated
                --------                                              -----------------------
    1)  Specified portions of  the Johnston Industries, Inc.
        1995 Annual Report are incorporated by reference                  Parts I and II

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


         On August 16, 1995, the Company jointly announced with Jupiter an agreement and plan of merger under which the public shareholders of Jupiter would receive approximately $32.875 per share in cash from the Company subject to adjustment based upon the market value of certain investment securities held by Jupiter on a date close to the date the merger proxy statement is mailed to Jupiter shareholders. The merger is subject to approval by Jupiter's shareholders and is expected to close early in 1996. The Company made its acquisition offer to merge the companies together as management recognized growth and cost saving opportunities for both companies if merged into one operation. Some of those opportunities are the vacant floor space at Wellington Sears for expansion where there is presently no floor space available for expansion at JII; joint marketing and product development efforts as both companies serve the same markets with different product lines; certain manufacturing processes currently purchased by JII from outside vendors will be provided internally instead, and savings from economy of scale in purchasing.


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

                                                  1995       1994        1993
                                                  ----       ----        ----
Automotive                                          6%        10%         10%
Industrial                                         25%        24%         24%
Home Furnishing                                    55%        57%         48%
Apparel                                             4%         7%         14%
Specialty Markets                                   9%         --          --
Miscellaneous                                       1%         2%          4%
                                                  ---        ---         ---
                                                  100%       100%        100%
                                                  ===        ===         ===


         The Company believes that it is not generally directly affected by foreign competition although there is an indirect effect. As imported fabrics take an increased portion of the domestic sales volume, those companies directly affected (generally fashion and apparel manufacturers) search for sales volume in other areas to replace their lost volume. These companies disrupt mainly the Company's Industrial and Home Furnishing markets and somewhat the Company's Apparel market. Within these markets reside most of the Company s "specialized markets" which are those customers for whom the Company manufactures fabrics to the customers own dictated specifications, hence the term "specialized market" is applied. The fabrics produced for this market would not be readily usable in other markets or applications. The competition comes chiefly in the form of price cutting in order to gain orders from customers who use "specialty fabrics" which the competition may have no prior experience manufacturing and in the end may not be able to meet the customers specifications. However, the competitions price cutting activity disrupts the market place and can cause a loss of business.



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

Competition

         Southern Phenix's competition consists principally of six companies, a number of which are larger and have significantly greater resources than Southern Phenix or the Company. While the Company believes that there are several competitors with larger market shares than it in each product group, market shares vary substantially from product to product within a group and there are individual products for which Southern Phenix is the market leader as well as others for which it does not have a significant market share. Areas of competition include quality of product and of service -- chiefly the ability to respond and meet customer product requirements expeditiously and reliably -- as well as price. The Company believes that service is an important positive competitive factor for Southern Phenix and that only its relatively small size is a negative factor, though one which is not viewed as significant. The Company believes that competition from domestic manufacturers has intensified over the last several years and will continue to increase in the future.

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

Competition

         Opp and Micolas competition consists principally of 10 companies, a number of which are larger and have significantly greater resources than Opp and Micolas. While the Company believes that there are several competitors with larger market shares than it in each product group, market shares vary substantially from product to product within a group and there are individual products for which Opp and Micolas is the market leader as well as others for which it does not have a significant market share. Areas of competition include quality of product and service -- chiefly the ability to respond and meet customer product requirements expeditiously and reliably -- as well as price. The Company believes that service is an important positive competitive factor for Opp and Micolas and that only its relatively small size is a negative factor, though one which is not viewed as significant.

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

Investment Activities


         The investment activities of Jupiter National are conducted through its wholly-owned subsidiary, Greater Washington Investments, Inc. ("GWI").
GWI is a "small business development company" under the Small Business Investment Act of 1958 ("1958 Act"), which restricts its investment to qualifying small business concerns as defined in the 1958 Act. GWI invests in companies which have the potential of above-average capital appreciation as well as a current return on investment. Because of the speculative nature of GWI's investments and the lack of any ready market for most of its investment when purchased, there is minimal liquidity and a significantly greater risk of loss on each investment than is the case with traditional investment companies. However, such investments offer a sufficiently higher return when the companies are successful to compensate for the increased risk. The value of the securities shown in the table below are based on the following. Securities with readily available market quotations (Viasoft, Inc. and Zoll Medical Corporation) were valued at the current market price. All other securities were valued at fair value as determined in good faith by Jupiter s Board of Directors using a formal portfolio valuation procedure. In determining "fair value", the Jupiter Board adhered to the standard recommended for investment companies by the American Institute of Certified Public Accountants and the Securities and Exchange Commission. That standard defines "fair value" as the expected realization if the securities were to be disposed of in an orderly distribution over a reasonable period of time. There is no guarantee, however, that GWI would be able to dispose of all or certain of its investments within a reasonable period of time. Disposing of such investments under such circumstances could entail substantial discounts or losses. Following is a list of the investments held by GWI as of June 30, 1995.

                                                                                                     VALUE OF
                                                                                                  INVESTMENT AT
 PORTFOLIO COMPANY                                      NATURE OF INVESTMENT                      JUNE 30, 1995
 -----------------                                      --------------------                      -------------
AEGEAN R & D CORPORATION                           10% subordinated note                              $970,000
Herndon, Virginia                                  due 1998 (with warrants)
Bioremediation company

AUTOGRAPHIX, INC.                                  12% subordinated note                               930,000
Burlington, Massachusetts                          due 1996 (with warrants)
Presentation graphics systems

CENTENNIAL MEDIA CORPORATION                       convertible preferred stock;                        250,000
Englewood, Colorado                                convertible subordinated note;
Publisher of Denver telephone directory            and bank guaranty

CCC DEVELOPMENT CORP.                              14% subordinated note                               650,000
Boston, Massachusetts                              due 1998 (with warrants)
Low-income housing development

CUSTOM CAPTIVE CORPORATION                         11% subordinated note                               850,000
Newark, Delaware                                   due 1998 (with warrants)
Industrial reclamation service company

FUISZ TECHNOLOGIES, LTD.                           9% subordinated note                              2,250,000
Chantilly, Virginia                                due 1998 (with warrants)
Pharmaceutical R&D

GULF COMPONENTS, INC.                              9% subordinated note                              3,163,935
Fort Lauderdale, Florida                           due 1998 (with warrants)
Electronic components distributor

MADDEX FARM, L. P.                                 10% participating 1st                               980,000
Shepardstown, West Virginia                        mortgage due 2000
Land development

MCDATA CORPORATION                                 convertible preferred stock                       4,700,000
Broomfield, Colorado
Computer connectivity products

MEDIATECH, INC.                                    10-12% subordinated note                          1,700,000
Herndon, Virginia                                  due 1998 (with warrants)
Research laboratory media producer

METROPOLITAN PERSONNEL SERVICES, INC.              12% subordinated note                               400,000
Washington, D. C.                                  due 1999 (with warrants)
Temporary personnel services

MONITORING TECHNOLOGY CORPORATION                  10% subordinated note                              1,000,000
Fairfax, Virginia                                  due 2004 (with warrants)
Predictive maintenance devices

NEURALTECH, INC.                                   common stock                                         500,000
Fairfax, Virginia
Artificial neural services software

SENSORMEDICS CORPORATION                           convertible preferred stock;                       1,548,243
Anaheim, California                                and common stock
Physiological measurement products

VIASOFT, INC.                                      common stock and warrants                          7,116,193
Phoenix, Arizona
Software products for COBOL re-engineering

ZOLL MEDICAL CORPORATION                           common stock                                       2,625,000
Woburn, Massachusetts
External cardiac pacemaker/defibrillator

                                                                                                    -----------
                                                                                                    $29,633,371
                                                                                                    ===========


         GWI's debt consists of subordinated debentures ("Debentures") which are guaranteed by the Small Business Administration ("SBA") and bear an effective weighted-average interest rate of 7.8% at June 30, 1995. Principal payments due on these Debentures are as follows:

                          Year                              Amount
                          ----                              ------
                          1998                          $2,500,000
                          2001                           7,000,000
                          2003                           5,000,000
                                                         ---------

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

Wellington Sears Company

         Wellington Sears is a diversified manufacturer of cotton and polyester fabrics for the home furnishings and industrial products markets. Its operations include spinning, weaving, finishing, product testing, waste textile fiber and fabric reclamation and other non-woven production. Its fabrics are used in outdoor furniture, wiper cloths, napery, furniture upholstery, mattress pads, bed linens, and other industrial applications.

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

         The sales and merchandising department includes 45 Company employees. The sales force is organized along geographical lines, with sales offices located in Valley, Alabama -- Corporate Office; Akron, Ohio; Ann Arbor, Michigan; Paramus, New Jersey; and Tarboro, North Carolina. Six sales representatives are located in the field offices and sell all of Wellington Sears' products with the exception of mattress pads, utilization products, and upholstery. The remaining 39 sales and merchandising personnel provide support services such as design, technical support, customer services, and coordination of production with the mill. Individuals within this group are also responsible for the sale of utilization products and mattress pad sales.


         The Company is able to consolidate certain functions of its subsidiaries among itself and by entering into a number of joint arrangements and transactions. The cost of certain routine administrative functions, such as the accounts receivable and payable and credit functions, is allocated among the three divisions of the Company and Wellington Sears on an equitable basis, according to the work performed for each business unit. Selling expenses incurred in connection with international sales are similarly shared by the Company s subsidiaries according to the volume of international sales generated by each unit. Wellington Sears also purchases cotton and synthetic fiber jointly with the Company. In addition, in the ordinary course of business, the Company and Wellington Sears buy goods and services from each other.


Backlog

         At June 30, 1995, Wellington Sears' backlog of orders was approximately $21,721,000 compared to $22,411,000 at June 30 1994 and $13,739,000 at June 30, 1993. All backlog at year-end is expected to be delivered in the current fiscal year.

         The weaving mills have an annual capacity of approximately 40 million linear yards of fabric (approximately 27 million pounds). Approximately 55% of production is for industrial and home products, with the balance for the upholstery market. In addition, the mills have yarn capacity for sales yarn of approximately 21 million pounds annually. The non-woven operations production capacity is approximately 93 million pounds annually.

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


Revenue Contribution


         The Company s subsidiaries percentage of contributions to revenue for the years ended June 30, 1995, 1994, 1993 was as follows:

                                           1995             1994             1993
                                           ----             ----             ----
         Southern Phenix                   29.3%            45.1%            41.5%
         Opp and Micolas                   38.7%            54.9%            58.5%
         Jupiter National                  32.0%              -                -
                                          -----            -----            -----
                                          100.0%           100.0%           100.0%
                                          =====            =====            =====



Jupiter and its subsidiaries were accounted for on the equity method prior to January 1, 1995. Beginning January 1995 (the month that Jupiter became a consolidated, majority owned subsidiary of JII), Jupiter s revenues were combined with the revenues of JII (See Note 2 to the consolidated financial statements for further discussion).


ITEM 2. PROPERTIES

Johnston Industries, Inc.

         The executive offices of the Company are located at 105 13th Street, Columbus, Georgia 31901 in a 20,000 square foot, two story, brick office building, which was purchased August 20, 1993.

Southern Phenix Textiles, Inc.


         Southern Phenix's two manufacturing facilities totaling 708,000 square feet are located in Phenix City, Alabama and the two manufacturing facilities are 100% owned by the Company. The primary mill houses Southern Phenix's administrative offices, weaving mill and finishing operations on 13 acres of a 124 -- acre tract accessible both by road and rail. The mill, which was one of the first in the United States to make woven goods from 100% polyester, was built in 1968, but its equipment and machinery continue to be extensively modernized. A second mill with 78,000 square feet on 11 acres contains the stitchbond operation. The operating capacity of the facilities is approximately 73 million linear yards of fabric (36 million pounds) and, during, fiscal 1995, the facilities operated at approximately 81% capacity. Capital expenditures at Southern Phenix in fiscal 1995 amounted to $4,991,000.


Opp and Micolas Mills, Inc.


         The Opp and Micolas Mills located on a major U. S. highway in Opp, Alabama is composed of the Opp Mill encompassing 13 acres and has approximately 340,000 square feet of plant facility and the Micolas Mill, which is located very near to the Opp Mill, sits on 19 acres with approximately 441,000 square feet of plant facility, all of which is 100% owned by the Company. A nearby Company-owned tract of 140 acres is available for future expansion. The mills, which share some basic facilities and services but are equipped to operate independently, are single level facilities which were built in 1922, and have undergone extensive modernization programs from the late 1980's on into the 1990's. During fiscal 1995 the Opp and Micolas Mills spent $8,880,000 in its capital expenditure program. The operating capacity of the facilities is approximately 102 million linear yards of fabric (47 million pounds), and during fiscal 1995, the facilities operated at approximately 92% capacity.


Jupiter National, Inc.

         Jupiter's National headquarters is located in Rockville, Maryland where it owns and occupies a 3,400 square foot building on approximately three-quarters of an acre of land.

Wellington Sears Company


         Wellington Sears Company's operations are composed of three manufacturing facilities, a finishing operation, a U.S. Certified testing laboratory, a fabric design center, a retail outlet and a corporate facility located just off Interstate I-85 between Valley, Alabama and West Point, Georgia. Wellington Sears has four additional manufacturing facilities with two located in Columbus, Georgia and one each in DeWitt, Iowa and Tarboro, North Carolina. Together the facilities total approximately 2,030,000 square feet of building space sitting on approximately 238 acres of land. All of the facilities except for one are 100% owned by Jupiter and in turn, the Company owns 54.8% of Jupiter. Wellington Sears leases the Lantuck plant in Lanett, Alabama, which is used for manufacturing non-woven mattress pads. The operating capacity of the facilities is approximately 40 million linear yards of fabric (27 million pounds), approximately 21 million pounds of sales yarn, and approximately 93 million pounds of non-woven material. The Wellington Sears facilities overall operated at approximately 85% capacity for fiscal 1995. Wellington Sears has been involved in a highly extensive modernization program since its purchase by Jupiter in November, 1992 with capital expenditures totaling $10,636,000 for fiscal 1995.


JI International, Inc. (d.b.a. Tech Textiles, USA)


         The Tech Textiles operation is located in Phenix City, Alabama and leases from Southern Phenix 25,200 square feet of the 78,000 square foot facility housing Southern Phenix s stitchbond operation. The Company at June 30, 1995 owned 100% of JI International, Inc. Tech Textiles, USA had been operated under a partnership arrangement with Tech Textiles Limited of Andover, England. On September 8, 1995, JI International purchased the other 50% of Tech Textiles, USA for a total cost of approximately $655,00. In fiscal 1995, Tech Textiles spent $173,000 on capital expenditures. The operating capacity of Tech Textiles was approximately 7 million pounds and operated at approximately 28% of capacity during fiscal 1995.

Environmental



         The Company is subject to regulation under federal, state, and local laws and regulations governing pollution and protection of human health and the environment, including air emissions, water discharges, management and cleanup of solid and hazardous substances and wastes. The Company believes that its facilities and operations are in material compliance with all existing applicable laws and regulations. The Company cannot, at this time, estimate the impact of any future laws or regulations on its future operations or future capital expenditure requirements. The Company is not aware of any pending federal or state legislation that would have a material impact on the Company s financial position, results of operations or capital expenditure requirements. The Company is currently involved in litigation relating to claimed remediation costs associated for a former subsidiary facility. See "Legal Proceedings".


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


         The trial of the case began in the United States District Court, Eastern District of Pennsylvania, No. 94-CV-0752, Bethlehem Iron Works, Inc., and Steel Structures Corp., Plaintiffs, vs. Lewis Industries, Inc., Charles P. Lewis and Johnston Industries, Inc., Defendants, on July 20, 1995 and was concluded August 25, 1995. Briefs by all of the parties are to be filed before a decision is rendered, which is not expected until sometime in 1996. In June 1995, the Company established a $1,000,000 reserve for costs which it may incur in connection with the final resolution of the dispute. In addition, the Company has established a reserve in the amount of $200,000 as an estimate of potential legal and other costs to be incurred in connection with defending this matter. Although management believes the accrual described above is sufficient to cover the estimated costs of such matter, the ultimate outcome of the litigation cannot be presently determined.


         The Company is periodically involved in legal proceedings arising out of the ordinary conduct of its business. Management does not expect that any of these legal proceedings or the legal proceedings involving Jupiter, Polylok and Duhl discussed below, to have a material adverse effect on the Company's consolidated financial position or results of operations.

Jupiter Litigation


         The purchase of the assets of Polylok Corporation ("Polylok") which comprises Wellington Sears' Tarboro facility ("Tarboro") produced significant litigation among Jupiter National, Wellington Sears, Polylok, and Daniel Duhl ("Duhl"), Polylok's principal shareholder. The first action, which was settled in August 1994, involved assertions against Polylok and Duhl of misrepresentations made in connection with the purchase of Polylok's assets. Subsequently, in March 1995, Polylok and Duhl commenced an action against Jupiter National and Wellington Sears, in the United States District Court, Eastern District of North Carolina, No. 4:95-CV-105-H(2), Polylok Corporation and Polylok Finishing Corporation vs. Jupiter National, Inc. and Wellington Sears Company, which action asserted a breach of contract relating to installment payments due Duhl pursuant to a $1,600,000 purchase money note. Jupiter National and Wellington Sears filed counterclaims against Polylok and Duhl for breach of Duhl's consultancy agreement and breach of the prior August 1994 settlement. On October 18, 1995 the breach of contract claim asserted by Polylok and Duhl and the counterclaim by Jupiter and Wellington Sears for breach of consultancy agreement and the August 1994 settlement were resolved. On October 25, 1995, approximately $541,000 was placed in an escrow account to settle all obligations for Duhl s consultancy agreement. In further litigation, Polylok and Duhl have taken legal action against Jupiter and Wellington Sears regarding withdrawal of funds set aside in an escrow account, from the August 1994 settlement, providing for remediation of environmental contamination at the Tarboro plant. Subsequent to the August 1994 settlement, Jupiter paid environmental expenses, later reimbursed from the escrow account, incurred before the settlement. Polylok and Duhl have taken the position these expenses were of a non-environmental nature. However, Jupiter has taken the position these expenses relate directly to environmental concerns and in light of the 1994 settlement the reimbursement of funds from the escrow account was proper. It is not possible at this time to predict the eventual outcome of this litigation with reasonable accuracy, but management is of the opinion the results will not have a material adverse effect on the Company s consolidated financial position or results of operations. _


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1995.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
MATTERS


         The information appearing in the Johnston Industries, Inc. 1995 Annual Report under the caption "Quarterly Price Range of Common Stock", which reflects the high and low sales prices of the Common Stock on the New York Stock Exchange Composite Tape for the periods indicated, is set forth in
Exhibit 13 (a) of the Form 10-K as originally filed by the Company on September 28, 1995.


ITEM 6. SELECTED FINANCIAL DATA


         This information appears in Exhibit 13(b).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The information in the Johnston Industries, Inc. 1995 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is reproduced in Exhibit 13(c). Supplementary Data in the Johnston Industries, Inc. 1995 Annual Report under the caption "Quarterly Information" was reproduced in Exhibit 13(d) of the original Form 10-K filed by the Company on September 28, 1995.


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

         On October 27, 1994, Mr. Chandler, in an administrative proceeding, without admitting or denying the findings or undertaking to pay any fine or penalty, consented to the issuance of a cease and desist order and findings of the Securities and Exchange Commission in connection with certain incorrect or late filings of Forms 3, 4 and 5 and Schedules 13D required to be filed with respect to Johnston and Redlaw. Under the order, Mr. Chandler may not commit or cause any violation of Section 13(d) and 16(a) of the Securities Exchange Act of 1934 and Rules 13d- 1, 13d-2, 16a-2 and 16a-3 promulgated thereunder.

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

                           SUMMARY COMPENSATION TABLE

                                                                               LONG TERM
                                          ANNUAL COMPENSATION                 COMPENSATION
                                          -------------------                 ------------
         NAME AND                                          OTHER ANNUAL                             ALL OTHER
     PRINCIPAL POSITION       YEAR    SALARY     BONUS     COMPENSATION     OPTIONS / SAR'S      COMPENSATION (4)
     ------------------       ----    ------     -----     ------------     ---------------      ----------------
 David L. Chandler (1)         1995   $467,500  $213,000   $46,138  (2)         44,444                $118,391
 Chairman of the Board and     1994    390,000   176,788    47,296  (2)                                 12,718

 Chief Executive Officer       1993    390,000   135,758    48,449  (2)                                    --

 Gerald B. Andrews             1995    370,000   200,000                                                15,306
 President and                 1994    361,945   185,000                                                 3,321
 Chief Operating Officer       1993    256,572   105,000                       150,000 sh  (3)             666


 Roger J. Gilmartin            1995    285,000   138,053                                                 7,761
 Executive Vice President;     1994    285,000   142,643                                                 1,514
 Chairman of Opp and           1993    260,000    94,000                        63,750 sh  (3)             924
 Micolas Mills


 Larry L. Galbraith            1995   $245,000    35,648                                                15,561
 Executive Vice President;     1994   $235,000    55,695                                                 3,297
 President of Southern         1993   $235,000    23,500                                                   255
 Phenix Textiles


 John W. Johnson               1995   $157,500    64,800                                                 7,170
 Vice President -- Finance     1994   $112,083    54,000                                                 2,473
 and Chief Financial Officer   1993   $107,500    38,000                                                   133

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

               JUPITER NATIONAL OPTION GRANTS IN LAST FISCAL YEAR



                                    INDIVIDUAL GRANTS
                                    -----------------
                                  % OF TOTAL                                  POTENTIAL REALIZED VALUE AT ASSUMED
                       NUMBER    JUPITER OPTIONS                                   ANNUAL RATES OF STOCK PRICE
                     OF JUPITER    GRANTED IN       EXERCISE                       APPRECIATION FOR OPTION TERM
                      OPTIONS     EMPLOYEES         PRICE PER     EXPIRATION    -----------------------------------
         0%           GRANTED     IN FY 1995         SHARE           DATE        0%             5%          10%
         --           -------     ----------         -----           ----        --             --          ---
 David L. Chandler     44,444        37%             $21           04/30/05    $50,000       $666,660    $1,616,151

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                         NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED IN-
                            SHARES                      OPTIONS/SAR'S AT FY-END        THE-MONEY OPTIONS/SAR'S
                         ACQUIRED ON       VALUE              EXERCISABLE               AT FY-END EXERCISABLE
         NAME              EXERCISE       REALIZED          /UNEXERCISABLE                 /UNEXERCISABLE
         ----              --------       --------          --------------                 --------------
 David L. Chandler
   Company Options            --             --               180,000 / 0                   $417,600 / $0
   Jupiter National Options   --             --          100,000 / 44,444 (1)           $1,685,000 / $266,664


 Gerald B. Andrews
   Company Options            --             --            112,500 / 37,500              $107,775 / $35,925
   Jupiter National Options   --             --                   --                             --

 Roger J. Gilmartin           --             --                 48,750                           --
   Company Options            --             --             48,750 / 15,000                      --
   Jupiter National Options   --             --                   --                             --

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

         The following table sets forth the estimated annual normal retirement benefits (assuming Social Security Average wages of $45,000 per year) for various combinations of preretirement remuneration and years of benefit service:


      Average Annual Salary                     Years of  Benefit  Service
       Last 10 Years                            --------------------------
 (or Less Where Applicable)    5       10       15          20           25           30          35
  --------------------------   -       --       --          --           --           --          --
 125,000                    14,250  28,500    42,750     57,000       60,000      63,000       66,000
 175,000                    17,438  34,875    52,313     69,750       73,688      77,625       81,563
 225,000                    17,438  34,875    52,313     69,750       73,688      77,625       81,563
 275,000                    17,438  34,875    52,313     69,750       73,688      77,625       81,563
 325,000                    17,438  34,875    52,313     69,750       73,688      77,625       81,563
 375,000                    17,438  34,875    52,313     69,750       73,688      77,625       81,563
 425,000                    17,438  34,875    52,313     69,750       73,688      77,625       81,563
 475,000                    17,438  34,875    52,313     69,750       73,688      77,625       81,563

 525,000                    17,438  34,875    52,313     69,750       73,688      77,625       81,563
 575,000                    17,438  34,875    52,313     69,750       73,688      77,625       81,563

         The years of benefit service under the plan as of June 30, 1995, for Messrs. Galbraith, Chandler, Gilmartin, Andrews and Johnson were 23, 22, 5, 2 and 22, respectively.

         The Pension Plan provides that if an employee's employment terminates prior to normal retirement date, payments at normal retirement date will be reduced to reflect the early termination of his employment; if his employment terminates later than normal retirement date, payments will be adjusted to provide benefits which are actuarially equivalent to the benefits otherwise payable at the normal retirement date, but not less than the accrued benefit determined at date of retirement; and if he elects a method of distribution of benefits other than a single life annuity, payments will be adjusted to provide benefits which are actuarially equivalent to the benefits to which he would be entitled if he had elected the single life annuity method.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

                             PRINCIPAL STOCKHOLDERS

         The following table sets forth, as of September 25, 1995, certain information with respect to each person (other than directors and executive officers) who, to the knowledge of the Company, may be deemed the beneficial owner of more than 5% of the shares of Company's outstanding common stock (the "Johnston Shares"), its only class of equity securities:




NAME AND ADDRESS OF BENEFICIAL OWNER                          NUMBER OF SHARES BENEFICIALLY OWNED         PERCENT OF CLASS
------------------------------------                          -------------------------------------       -----------------
 Redlaw Industries, Inc. (1)                                              4,264,368                         40.4%
 174 Stanley Street Brantford,  Ontario Canada  N3S 7S3
 Dimensional Fund Advisors, Inc (2)                                         661,573                          6.3%
 1299 Ocean  Avenue Santa  Monica,  California  90401

(1) These Johnston Shares are owned by GRM Industries, Inc., a Tennessee corporation and wholly-owned subsidiary of Redlaw. Redlaw is a holding company incorporated in Ontario, Canada, and its stock is traded on the American Stock Exchange. Galtaco, a holding company incorporated in Ontario, Canada, owns approximately 8.9% of the outstanding shares of common stock of Redlaw (32.7% if Galtaco were to exercise its warrants to acquire Redlaw shares). Galtaco's stock is traded on the Toronto Stock Exchange. David L. Chandler, Chairman and Chief Executive Officer of the Company, owns approximately 42.1% of the outstanding stock of Redlaw and may be deemed to be the beneficial owner of the Shares owned by Redlaw.

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

                                        JOHNSTON COMMON STOCK                        JUPITER NATIONAL COMMON  STOCK
                                        ---------------------                        ------------------------------
                            NUMBER OF SHARES                                NUMBER OF SHARES
          NAME           OWNED BENEFICIALLY (1)     PERCENT OF CLASS     OWNED BENEFICIALLY(1)       PERCENT OF CLASS
          ----           ----------------------     ----------------     ---------------------       ----------------
 Gerald B. Andrews             225,325  (2)                 02.1%                     --                          --

 J. Reid Bingham                10,500                          *                  1,000                           *
 David L. Chandler           4,762,943  (3)                 43.4%           1,203,398(4)                       58.3%
 Larry L. Galbraith             72,738                          *                     --                          --
 Roger J. Gilmartin             92,450  (5)                     *                     --                          --
 William J. Hart                18,007                          *                  1,349                           *

 Gaines R. Jeffcoat             26,434                          *                     --                          --
 John W. Johnston               59,110                         --                     --                          --
                                ------
 C.J. Kjorlien                  56,625  (6)                     *                     --                          --
 All directors and           5,411,232  (7)                 49.3%           1,205,684(8)                       58.4%
 officers as a group (12)
 Persons)

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

(8)      Includes 144,444 Jupiter National Shares subject to stock options.

Item 13. Certain Relationships and Related Transactions


         Johnston and Jupiter National (or certain of their respective subsidiaries) have entered into a number of joint arrangements and transactions. Wellington Sears received approximately $715,000 and $220,000 from Johnston for finishing services rendered to Opp and Micolas and Southern Phenix during fiscal 1995 and fiscal 1994, respectively. In addition, Wellington Sears paid approximately $1,718,000 and $545,000 to Johnston to purchase cloth and raw materials and administrative and credit services from Johnston during fiscal 1995 and fiscal 1994, respectively. Wellington Sears' trade receivables from Johnston were approximately $146,000 and $86,000, respectively, at June 30, 1995 and June 30, 1994. Amounts payable to Johnston by Wellington Sears at June 30, 1995 and June 30, 1994, were approximately $116,000 and $38,000, respectively.


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

         Mr. Kjorlien has an option expiring in 1996 which permits him to purchase 22,500 shares of the Company's Common Stock at a price of $3.22.

                                    PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      1. Financial Statements


         The financial statements are filed herewith within Exhibit 13(e) , as provided in Item 8 hereof:


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

         - Consolidated Statements of Income for the fiscal years ended June 30, 1995, 1994, and 1993.

         - Consolidated Statements of Stockholders' Equity for the fiscal years ended June 30, 1995, 1994, and 1993.

         - Consolidated Statements of Cash Flows for the fiscal years ended June 30, 1995, 1994, and 1993.

         - Notes to Consolidated Financial Statements. 2. Financial Statement Schedules

         The financial statement schedules are filed herewith within Exhibit 13(e), as provided in Item 8 hereof.


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

         +*10.5 (a) -  Amended and Restated Stock Incentive Plan for Key
                       Employees of the Registrant and its Subsidiaries.

         +*10.5 (b) (i)Employee Stock Purchase Plan effective October 15,
                       1990 (with 1991 and 1992 amendments). Exhibit 10.5(b)(i) to Registrant's Annual Report Form 10-K for the year ended June 30, 1992 is incorporated by reference.

         +*(b) (ii) -  Amendment dated October 29, 1992 to Employee Stock
                       Purchase Plan. Exhibit 10.5(b)ii to Registrant's Annual Report Form 10-K for the year ended June 30, 1993 is incorporated by reference.

         +*(b) (iii)-  Amendment dated December 17, 1993 to Employee Stock
                       Purchase Plan.

         +*(b) (iv) -  Amendment dated January 24, 1995 to Employee Stock
                       Purchase Plan.

         +*10.6(a)  -  Employment Agreement with Gerald B. Andrews dated as of
                       October 17, 1992. Exhibit 10.6(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 is incorporated herein by reference.

         +*(b) (i)-    Employment Agreement with David L. Chandler
                       effective as of January 1, 1990. Exhibit 10.6(d)(1) to
                       Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 is incorporated herein by reference.

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

          (b)    -     Financial Highlights for the fiscal years 1995 and 1994.

          (c)    -     Management Discussion and Analysis of Financial
                       Condition and Results of Operations.

         *(d)    -     Supplementary Data captioned "Quarterly Information" is
                       incorporated from the Johnston Industries, Inc., 1995
                       Annual Report to the Stockholders.

          (e)    -     Financial Statements for the year ended June 30, 1995
                       and 1994 and for each of the years in the three-year period ended June 30, 1995, notes and schedules thereto and Independent Auditors' Report.

         *21.    -     List of Subsidiaries of Registrant.

         *23.    -     Consent of Deloitte & Touche LLP.

         *27.    -     Financial Data Schedule (for SEC use only)

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

                                        JOHNSTON INDUSTRIES, INC.

Date:   December 8, 1995                By: /s/ David L. Chandler
                                            ---------------------
                                            David L. Chandler
                                            Chairman and Chief
                                            Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                            TITLE                               DATE
          ---------                            -----                               ----
 /s/ Gerald B. Andrews                President and Chief                  December 8, 1995
 ---------------------                Operating Officer and
 Gerald B. Andrews                    Director



 /s/ John W. Johnson                  Chief Financial                      December 8, 1995
 -------------------                  Officer (Principal
 John W. Johnson                      Accounting Officer)


 /s/ David L. Chandler                Chairman of the Board                December 8, 1995
 ---------------------                and Chief Executive
 David L. Chandler                    Officer (principal
                                      executive officer)
                                      and Director



 /s/ J. Reid Bingham                  Director                             December 8, 1995
 -------------------
 J. Reid Bingham


 /s/ William J. Hart                  Director                             December 8, 1995
 -------------------
 William J. Hart

 /s/ Gaines R. Jeffcoat               Director and                         December 8, 1995
 ----------------------               Retired Vice President
 Gaines R. Jeffcoat



 /s/ C. J. Kjorlien                   Director                             December 8, 1995
 ------------------
 C. J. Kjorlien
