Form 10-Q
JOHNSTON INDUSTRIES INC
filed 1996-05-20
CIK 41017

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 30, 1996
                      --------------

Commission file number 1-6687
                       ------

                           JOHNSTON INDUSTRIES, INC.
                           -------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      Delaware                               11-1749980
                      --------                               -----------
          (State or other jurisdiction of                 (I.R.S. Employer
           incorporation or organization)                Identification No.)

     105 Thirteenth Street, Columbus, Georgia                  31901
     ----------------------------------------                  -----
     (Address of principal executive offices)                (Zip Code)

                                 (706) 641-3140
                                 ---------------
              (Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No
    -----         -----

The number of shares outstanding of the Registrant's Common Stock as of March 30, 1996 was 10,327,660 shares.

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

                   Notes To Condensed Consolidated Financial Statements


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                                              MARCH 30, 1996                     DEC. 30, 1995
                                                              --------------                     -------------
                                                                (Unaudited)
Assets
Current Assets
  Cash and Cash Equivalents                                      $   3,722                        $   1,471
  Accounts and Notes Receivable
    (Less Allowance for Doubtful Accounts
    of $1,966 and $1,772)                                           45,298                           42,218
  Income Taxes Receivable                                             705                             1,310
  Inventories                                                       62,369                           52,951
  Prepaid Expenses and Other                                         1,900                              763
  Deferred Income Taxes                                              1,655                              919
  Assets Held for Sale                                               5,472                            5,462
  Net Assets of Discontinued Operations                              9,080                           17,793
                                                                 ---------                        ---------
    Total Current Assets                                           130,201                          122,887

Property, Plant, and Equipment - Net                               127,945                          109,572

Intangible Asset - Pension                                           2,464                            2,464
Goodwill                                                            13,882
Other Assets                                                         5,412                            5,616
                                                                 ---------                        ---------

Total Assets                                                     $ 279,904                        $ 240,539
                                                                 =========                        =========

Liabilities and Stockholders' Equity
Current Liabilities
  Current Maturities of Long-Term Debt                           $     182                        $     206
  Accounts Payable                                                  30,070                           26,901
  Accrued Expenses                                                  17,538                           12,422
                                                                 ---------                        ---------
    Total Current Liabilities                                       47,790                           39,529

Long-Term Debt                                                     149,881                          110,758
Other Liabilities                                                   13,872                           13,791
Deferred Income Taxes                                                8,365                            3,314
Commitments and Contingencies
Minority Interest in Consolidated Subsidiary                                                         17,968

Stockholders' Equity:
  Preferred Stock, par value $.01 per share;
    Authorized 3,000,000 shares; issued
    325,000 shares                                                       3
  Common Stock, par value $.10 per share;
    Authorized 20,000,000 shares; issued
    12,449,391 and 12,426,891 shares                                 1,245                            1,243
  Additional Paid-In Capital                                        23,569                           17,293
  Retained Earnings                                                 47,191                           46,505
                                                                 ---------                        ---------
  Total                                                             72,008                           65,041
  Less Treasury Stock; 2,121,731 and 1,861,912
    shares, at cost                                                (10,258)                          (8,108)
  Less Minimum Pension Liability Adjustment, Net
    of Tax Benefit                                                  (1,754)                          (1,754)
  Stockholders' Equity                                              59,996                           55,179
                                                                 ---------                        ---------

Total Liabilities and Stockholders' Equity                       $ 279,904                        $ 240,539
                                                                 =========                        =========


See notes to condensed consolidated financial statements.

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (In Thousands of Dollars, Except Per Share Amounts)

                                                                                               FOR THE THREE
                                                                                               MONTHS ENDED
                                                                                               ------------
                                                                                       MARCH 30,           MARCH 31,
                                                                                         1996                 1995
                                                                                       ---------           ---------
Net Sales                                                                             $ 84,030               $ 90,536

Costs and Expenses:
  Cost of Sales, excluding Depreciation and Amortization                                68,757                 72,545
  Selling, General, and Administrative                                                   6,553                  6,692
  Restructuring Charges                                                                  2,252
  Depreciation and Amortization                                                          4,612                  4,094
                                                                                      --------               --------
    Total Costs and Expenses                                                            82,174                 83,331
                                                                                      --------               --------
Income from Operations                                                                   1,856                  7,205

Other Expenses (Income):
  Interest Expense                                                                       2,302                  2,119
  Interest Income                                                                          (23)                   (25)
  Other - Net                                                                              145                    134
                                                                                      --------               --------
    Total Other Expenses                                                                 2,424                  2,228
                                                                                      --------               --------

Equity in Earnings(Loss) of Equity Investments                                                                   (117)
                                                                                      --------               --------
Income (Loss) from Continuing Operations Before Tax
  Provision, Minority Interest in Consolidated
  Subsidiary, and Extraordinary Item                                                      (568)                 4,860
Provision (Benefit) for Income Taxes                                                      (647)                 2,001
(Income) Loss of Minority Interest in Consolidated
  Subsidiary from Continuing Operations                                                  1,200                   (331)
                                                                                      --------               --------
Income from Continuing Operations                                                        1,279                  2,528

DISCONTINUED OPERATIONS:
Income from Discontinued Operations of Jupiter
  National (less applicable income taxes of
  $4,268 and $245, respectively) net of minority
  interest in income of $1,083 and $183, respectively                                    2,448                    105
Loss on Disposal of Jupiter National, including
  provision of $300 for operating losses during phase-
  out period (less applicable income tax benefit of $2,801)                             (1,479)
                                                                                      --------               --------
Income from Discontinued Operations                                                        969                    105
                                                                                      --------               --------

EXTRAORDINARY ITEM, (LESS APPLICABLE INCOME TAXES OF
  $323), - Loss on Early Extinguishment of Debt                                            527
                                                                                      --------               --------

    Net Income                                                                           1,721                  2,633

Preferred Dividends                                                                          2
                                                                                      --------               --------
Earnings Applicable to Common Stock                                                   $  1,719               $  2,633
                                                                                      ========               ========


                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)- CONTINUED
              (In Thousands of Dollars, Except Per Share Amounts)

                                                                                                  FOR THE THREE
                                                                                                   MONTHS ENDED
                                                                                                   ------------
                                                                                             MARCH 30,     MARCH 31,
                                                                                                1996          1995
                                                                                                ----          ----
Earnings (Loss) Per Share:
   Continuing Operations                                                                     $    .12      $    .24
   Discontinued Operations                                                                        .09           .01
   Extraordinary Item                                                                            (.05)
                                                                                             --------      --------
         Total                                                                               $    .16      $    .25
                                                                                             ========      ========

Dividends Per Share                                                                          $    .10      $    .10
                                                                                             ========      ========

Weighted Average Number of Common
   and Common Equivalent Shares
   Outstanding                                                                                 10,642        10,682
                                                                                             ========      ========


See notes to condensed consolidated financial statements.

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (In Thousands of Dollars)


                                                                                              FOR THE THREE
                                                                                              MONTHS ENDED
                                                                                              -------------
                                                                                         MARCH 30,    MARCH 31,
                                                                                           1996          1995
                                                                                           ----          ----
Cash Flows from Operating Activities:
Net Income from Continuing Operations                                                      1,279         2,528
                                                                                         -------       -------
Adjustments to Reconcile Net Income from Continuing
  Operations to Net Cash from Operating Activities:
  Depreciation and Amortization                                                            4,612         4,094
  Provision for Bad Debts                                                                    (99)          149
  Undistributed Loss in Unconsolidated Affiliates                                                          117
  (Gain) Loss on Sales of Assets                                                              69            18
  (Increase) Decrease - Assets:
    Accounts Receivable                                                                   (5,276)       (8,605)
    Inventories                                                                             (911)        2,886
    Deferred Income Taxes                                                                   (414)          216
    Other Assets                                                                            (804)          165
  Increase (Decrease) - Liabilities:
    Accounts Payable                                                                       3,816        (4,479)
    Accrued Expenses                                                                       2,672         1,805
    Income Taxes Payable                                                                   2,172        (1,081)
    Deferred Income Taxes                                                                                  506
    Other Liabilities                                                                       (108)        2,034
    (Loss) Income in Minority Interest of Consolidared
      Subsidiary                                                                          (1,200)          331
  Other - Net                                                                                               50
                                                                                         -------       -------
    Total Adjustments                                                                      4,529        (1,794)
                                                                                         -------       -------
  Net Cash Provided by Continuing Operations                                               5,808           734
                                                                                         -------       -------

  Discontinued Operations:
    Income from Discontinued Operations                                                    2,448           105
    Loss on Disposal of Discontinued Operations                                           (1,479)
    Cash Provided by Discontinued Operations                                              17,941           547
    Items Not Affecting Cash, Net                                                        (10,146)         (899)
                                                                                         -------       -------
  Net Cash Provided by Discontinued Operations                                             8,764          (247)
                                                                                         -------       -------
    Net Cash Provided by Operating Activities                                             14,572           487
                                                                                         -------       -------

Cash Flows From Investing Activities:
  Additions to Property, Plant, and Equipment                                             (5,669)      (10,665)
  Inc. (Dec.) in Non-Operating Accounts Payable                                           (1,198)        5,322
  Purchase of Minority Interest in Jupiter National                                      (37,693)
  Purchase of T. J. Beall, Net of Cash Acquired                                              296        (2,721)
                                                                                         -------       -------
  Purchases of Investments
    Net Cash Used In Investing Activities                                                (44,264)       (8,064)
                                                                                         -------       -------


                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



 1.      BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements for the three months ended March 30, 1996 and March 31, 1995 are unaudited. The March 31, 1995 statements included the accounts of Johnston Industries, Inc. ("Johnston"), its wholly-owned subsidiaries, Southern Phenix Textiles, Inc. ("Southern Phenix") and Opp and Micolas Mills, Inc. ("Opp and Micolas"), and its majority-owned subsidiary, Jupiter National, Inc. ("Jupiter") and Jupiter's wholly-owned subsidiaries, Wellington Sears Company ("Wellington"), and Greater Washington Investments, Inc. ("GWI"), (collectively, the "Company"). The March 30, 1996 financial statements include the accounts of Johnston and its direct wholly owned subsidiaries, Southern Phenix, Opp & Micolas, Johnston Industries Composite Reinforcements, Inc. ("JICR") (formerly Tech Textiles, USA), T.J. Beall Company ("TJB"), and its indirect wholly owned subsidiaries, Wellington, and GWI. See Notes 2 and 4 for further discussion of Jupiter and TJB. In the opinion of management, the information reflects all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Operating results for the three months ended March 30, 1996 are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Transition Report on Form 10-K for the period July 1, 1995 to December 30, 1995. Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements included in the Company's Transition Report on Form 10-K for the period July 1, 1995 to December 30, 1995.

2.       JUPITER NATIONAL

         Acquisition of Minority Interest

         On August 16, 1995, Johnston jointly announced with Jupiter an agreement and plan of merger under which the public shareholders of Jupiter would receive cash from Johnston for each outstanding Jupiter Share. The merger was approved by Jupiter's shareholders on March 12, 1996, and was consummated on March 28, 1996 at a purchase price of $33.97 per share. In connection with the consummation of this transaction, Jupiter was merged into a subsidiary of the Company. Total purchase consideration was approximately $45,950,000 which included payments of $39,000,000 to stockholders, certain holders of options to purchase common stock and the assumption of certain Jupiter options by Johnston. Other acquisition costs included approximately $5,488,000 of merger related expenses paid by Jupiter less a reduction for Johnston deferred income taxes of $1,432,000 which arose through equity accounting for Johnston's investment in Jupiter. Due to Johnston's previous ownership interest in Jupiter, the acquisition of the remaining outstanding interest is accounted for as a "step acquisition" using the purchase method which results in a partial step-up in Jupiter assets. The Company recorded such partial step-up in basis for the applicable assets and has recorded goodwill of $11,762,000 which is to be amortized over 20 years.

         In connection with the completion of the merger of Jupiter, the Company repurchased from GRM Industries, Inc., a stockholder, 259,819 shares of the Company's Common Stock having an aggregate value of $2,150,000.

         Discontinuance of the Venture Capital Segment

         In connection with the consummation of the merger of Jupiter into a subsidiary of the Company, the Company's management made the decision to discontinue the venture capital investment segment of Jupiter's operations. All such portfolio investments are to be marketed and targeted to be sold within one year. The Company's consolidated financial statements have been modified to separate the results of the continuing operations from those of the discontinued venture capital investment segment. The assets and liabilities of the discontinued segment are reflected as a separately identifiable item within the condensed consolidated balance sheets as net assets of discontinued operations and have been classified as current in both years for consistency. Additionally, results of operations and cash flows for discontinued operations are reflected separate from continuing operations within the condensed consolidated statements of income and cash flows. Prior periods have been restated so that they are presented on a comparable basis.

         Income before taxes from the discontinued operations include net realized and unrealized gains from investments of approximately $10,218,000 less interest expenses and operating expenses. The gains from investments is mainly due to gains realized on the sale of the Company's investment in EMC Corporation and Viasoft during the three months ended March 30, 1996.

         The loss before income taxes for the disposal of the discontinued operations include a $4,830,000 provision for anticipated losses on disposal of the remaining portfolio investments and related debt as well as a $300,000 provision for future operating costs.

3.       RESTRUCTURING CHARGES

         In February 1996, the Company announced that it was closing Wellington's Tarboro Facility ("Tarboro") in an effort to realign and consolidate certain operations, concentrate capital resources on more profitable operations and better position itself to achieve its strategic corporate objectives. All activities related to the closing are expected to be completed within one year of the announcement. In December 1995, the Company recorded a write down of $6,532,000 for an impairment in the value of Tarboro's property, plant and equipment. During the three months ended March 30, 1996, the Company recorded restructuring charges totaling $4,118,000 to cover anticipated losses including $1,619,000 related to write-downs of accounts receivable and inventory, $834,000 for severance costs and $1,665,000 for other costs related to the operation. Of these costs, $1,866,000, representing the minority interest (the portion of Wellington not owned by Johnston), has been recorded as part of the cost of acquiring Jupiter, with the remaining $2,252,000 recorded as an expense on the consolidated statement of income. As a result of the planned closing of the Tarboro facility, approximately 167 employees will be terminated. This represents substantially all of the employees at the Tarboro facility. As of March 30, 1996, no termination benefits have yet been paid in connection with the closing of this facility. The Tarboro plant revenues and operating losses (exclusive of any impairment write-downs or restructuring charges) for the three months ended March 30, 1996 were $2,882,000 and $465,000, respectively, and for the three months ended March 31, 1995 were $3,538,000 and $396,000, respectively.

4.       ACQUISITION OF T.J. BEALL COMPANY

         On March 25, 1996, the Company acquired all of the outstanding common stock of TJB, a cotton by-products processor located in West Point, Georgia. The TJB stock was acquired in exchange for 325,000 shares of non-voting convertible preferred stock ("Series 1996 Preferred Stock") of the Company, which has a par value of one cent ($.01) per share and an estimated value of $3,250,000. The Company incurred costs of approximately $115,000 connected with the acquisition. Dividends on the Series 1996 Preferred Stock are payable quarterly at the rate of

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CASH  FLOWS (UNAUDITED) - CONTINUED
                           (In Thousands of Dollars)

                                                                                                FOR THE THREE
                                                                                                 MONTHS ENDED
                                                                                                 ------------
                                                                                         MARCH 30,         MARCH 31,
                                                                                            1996             1995
                                                                                            ----             ----
Cash Flows From Financing Activities:
  Principal Payments of Long-Term Debt                                                    (94,116)         (5,020)
  Proceeds From Issuance of Long-Term Debt                                                142,236          17,288
  Payments Under Line-of-Credit Agreements                                                (18,000)        (14,800)
  Borrowings Under Line-of-Credit Agreements                                                4,750          12,150
  Purchase of Treasury Stock, at Cost                                                      (2,150)            (81)
  Proceeds from Issuance of Common Stock                                                       73
  Extraordinary Item, Loss on Extinguishment of Debt                                         (850)
  Dividends Paid                                                                                           (1,056)
                                                                                          -------         -------
    Net Cash Provided by Financing Activities                                              31,943           8,481
                                                                                          -------         -------

Net Increase in Cash and Cash Equivalents                                                   2,251             904

Cash and Cash Equivalents, Beginning of Period                                              1,471           3,323
                                                                                          -------         -------

Cash and Cash Equivalents, End of Period                                                    3,722           4,227
                                                                                          =======         =======


Supplemental Disclosures of Cash Flow Information:
    Interest Paid                                                                           3,538           1,998
    Income Taxes Paid                                                                         638             823


Supplemental Disclosures of Non Cash Investing Information:
  On March 25, 1996, Johnston Industries, Inc. acquired T. J. Beall in exchange for 325,000 shares of preferred stock at a stated value of $10 per share.

  In connection with the March 28, 1996 acquisition of the Jupiter National, Inc. minority interest, Johnston Industries, Inc. issued 410,514 incentive stock options and 99,816 non-qualified stock options with an aggregate value of $2,958,439 in exchange for certain Jupiter options having a similar value.

  See notes to condensed consolidated financial statements.

         $.125 per share. Goodwill of $2,210,000 was recorded in connection with the acquisition and will be amortized over 20 years. Each share of Series 1996 Preferred Stock may at the shareholder's option, be converted into the Company's voting common stock, par value $.10 per share (the "Common Stock"), on a one-for-one basis on a specified time frame. One-third of the Preferred Stock is convertible into Common Stock twelve months after closing, an additional one-third is convertible twenty-four months after closing, and the final one-third is convertible thirty-six months after closing. The closing date of record is March 25, 1996. The acquisition has been accounted for under the purchase method of accounting.

5.       INVENTORIES

         Inventories consist of the following at March 30, 1996 and December 30, 1995:

                                                                MARCH 30, 1996     DECEMBER 30, 1995
                                                                --------------     -----------------
         Finished Goods                                          $ 23,330,000         $22,982,000
         Work-In Process                                           16,947,000          15,595,000
         Raw Materials and Supplies                                22,092,000          14,374,000
                                                                 ------------         -----------
         Total                                                   $ 62,369,000         $52,951,000
                                                                 ============         ===========


6.       LONG-TERM FINANCING AND SHORT-TERM BORROWINGS

         Long-term debt and short-term borrowings consist of the following at March 30, 1996 and December 30, 1995:


                                                              MARCH 30, 1996      DECEMBER 30, 1995
                                                              --------------      -----------------
         Johnston Industries, Inc.
             Lines of Credit Borrowings                         $          0         $ 13,250,000
             Term Loans                                           80,000,000                    0
             Revolving Credit Loans                               64,029,000           45,000,000
             Purchase Money Mortgage Debt                          1,152,000            1,174,000
                                                                ------------         ------------
                                                                 145,181,000           59,424,000


         T.J. Beall Company
             Short-term borrowing to be refinanced                 4,229,000                    0


         Wellington Sears Company
             Revolving Credit Loan                                         0           27,471,000
             Term Loan                                                     0           18,594,000
             Equipment Loans                                               0            4,806,000
             Amounts Due Former Affiliates
                 of Polylok                                           51,000               13,000
             Other Debt                                              602,000              656,000
                                                                ------------         ------------
                                                                     653,000           51,540,000

             Total                                               150,063,000          110,964,000
         Less Current Maturities                                    (182,000)            (206,000)
                                                                ------------         ------------
                                                                $149,881,000         $110,758,000
                                                                ============         ============

         Johnston Industries, Inc.
         Credit Agreement

         On March 28, 1996, the Company signed a new credit agreement with a syndicate of banks (the "Credit Agreement") to provide aggregate loans of up to $160,000,000 to repay existing indebtedness, to provide funds to acquire the remaining outstanding shares of the common stock of Jupiter and to finance working capital needs. The agreement provides for revolving credit loans (the "Revolver") of up to $80,000,000, term loan A for $40,000,000 and term loan B for $40,000,000. Borrowings under the Revolver and the term loan A mature on March 28, 2001 and term loan B matures on March 28, 2003. The term loans are repayable in quarterly installments starting in 1997.

         Interest under the revolver and term loan A bear interest at (i) a variable rate of the greater of the federal funds rate plus 1/2 of 1% or the prime rate plus a margin of 1 1/4% or a fixed rate based on the LIBOR rate plus a margin. Interest under term loan B bears interest at a variable rate of the greater of (i) the federal funds rate plus 1/2 of 1% or the prime rate plus a margin of 1 3/4% or a (ii) rate based on the LIBOR rate plus 3%. At March 30, 1996, there were borrowings of $64,029,000 under the Revolver and $40,000,000 under term loan A, with an average interest rate of 9.5%, and there were borrowings of $40,000,000 under term loan B, with an average interest rate of 10%. Commitment fees are payable at 1/2 of 1% based on the unused portion of the revolver until 60 days after the date of closing the loan.

         Covenants and Restrictions

         Under the terms of the credit agreement, substantially all assets are pledged as collateral for the borrowings under the Credit Agreement. This agreement requires the Company to maintain certain financial ratios and specified levels of tangible net worth. The agreement places a limit on the Company's level of capital expenditures and type of mergers or acquisitions. Additionally, the agreement permits the Company to pay dividends on its Common Stock provided it is in compliance with various covenants and provisions contained therein, which among other things limits dividends and restricts investments to the lesser of (x) 20% of total assets of the Company, on a fully consolidated basis, as of the date of determination thereof, or (y) $5,000,000 for the period commenting on January 1, 1996 and ending on December 31, 1996 or (z) $5,000,000 plus 50% of cumulative consolidated net income for the period commencing January 1, 1997, minus 100% of cumulative consolidated net loss for the consolidated entities for such period, as calculated on a cumulative basis as of the end of each fiscal quarter of the consolidated entities with reference to the financial statements for such quarter.

         At March 30, 1996, the Company was in technical non-compliance with its minimum tangible net worth covenant under its bank credit agreement. Such covenant required the Company to maintain a minimum tangible net worth of $50 million. Such covenant was entered into by the parties based on certain assumptions with respect to the accounting treatment of the acquisition of Jupiter National, Inc. In preparing its quarterly financial information, the Company made adjustments to its purchase accounting treatment of the Jupiter acquisition due to certain step acquisition accounting requirements. Such adjustments resulted in an increase in goodwill and a decrease in tangible net worth to $45.9 million. Management believes the Company has an agreement in principle with the agent under its bank credit agreement that the lenders thereunder will amend such covenant and waive such event of non-compliance. Such amendment and waiver is subject to formal agreement of the requisite majority of the credit agreement participants. While no assurances can be given that the amendment and waiver will, in fact, be obtained, management has no reason to believe such amendment and waiver will not be procured and fully expects the necessary documentation to effect such amendment and waiver to be entered into in the near future.

         Purchase Money Mortgage Agreement

         Johnston has a purchase money mortgage agreement with a bank for a maximum loan of $1,325,000 for an office building. The loan is payable ratably to December 31, 2008. At March 30, 1996, Johnston had borrowings of $1,152,000 outstanding under this agreement and currently pays interest at a rate of 8%.

         T.J. Beall Company

         At March 30, 1996, TJB had short-term borrowings which were repaid on April 26, 1996 by Johnston in accordance with the acquisition agreement between TJB and the Company.

         Wellington Sears Company
         Revolving Credit and Term Loan

         In March 1996, Johnston borrowed funds under its Credit Agreement and repaid the Wellington revolving credit loans, term loans and equipment loans which had an aggregate principal balance of $48,300,000 plus accrued interest of $349,000 and a prepayment penalty of $563,000 and terminated the Wellington credit agreement. Additionally, the Company wrote-off total deferred financing costs of $287,000 in connection with the refinancing of the debt. As a result, the company recorded an extraordinary loss for the prepayment penalty and the write-off of deferred financing costs related to this early extinguishment of debt of $527,000 net of applicable income taxes of $323,000.

         Wellington's other debt consists mainly of a note payable to the Industrial Development Board of Chambers County, Alabama. The note has been discounted based on an imputed interest rate of 10% and is repayable in annual installments of $100,000 through December, 2004.

7.       EARNINGS PER SHARE

         Earnings per share for the three months ended March 30, 1996 and March 30, 1995 was calculated based on the weighted average number of shares of common and common equivalent shares outstanding during the periods. For the three months ended March 30, 1996, the preferred dividends related to the TJB acquisition (see Note 4) were deducted from net income to compute earnings applicable to common stock. Additionally, earnings (loss) per share were computed for continuing operations, discontinued operations, and extraordinary item.

8.       INCOME TAXES

         The provision for income taxes from continuing operations as computed under Financial Accounting Standards Board Standard No. 109, "Accounting for Income Taxes", is comprised of the following for the three months ended March 30, 1996 and March 31, 1995:

                                               1996                1995
                                               ----                ----
             Federal:
                 Current                    $ 163,000            $1,236,000
                 Deferred                    (830,000)              455,000
                                            ---------            ----------
                                             (667,000)            1,691,000



             State:
                 Current                      126,000               236,000
                 Deferred                    (106,000)               74,000
                                            ---------            ----------
                                               20,000               310,000

             Provision (benefit) for
               income taxes                 $(647,000)           $2,001,000
                                            =========            ==========

         The reconciliation of the Company's effective income tax rate to the Federal statutory rate from continuing operations of 34% for the three months ended March 30, 1996 and March 31, 1995 follows:

                                                                      1996                  1995
                                                                      ----                  ----
             Federal income taxes at statutory rate benefit        $(193,000)           $1,652,000

             State income taxes, net of Federal tax                   27,000               205,000
             Equity in Income of Majority-Owned Subsidiary           508,000               102,000
             Other - Net                                              27,000                42,000
                                                                   ---------            ----------
                                                                   $(647,000)           $2,001,000
                                                                   ---------            ----------
             Effective rate                                            113.9%                 41.2%
                                                                   =========            ==========

The significant equity loss from continuing operations has distorted the 1996 effective rate which is usally comparable with the effective rate for the same period of the prior year.


9.       COMMITMENTS AND CONTINGENCIES

         Former Steel Fabrication Operations

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


         In February 1994, the operators of the facility filed a complaint in the United States District Court, Eastern District of Pennsylvania, Bethlehem Iron Works, Inc. and Steel Structures Corp. vs. Lewis Industries, Inc., Charles P. Lewis and Johnston Industries, Inc. No. 94-CV-0752, against previous owners and operators of the facility including the Company claiming contamination by a former Johnston subsidiary which had operated at the facility before its close in 1981. The complaint seeks to hold predecessors in title and former operators at the site responsible for costs alleged to have been incurred to remediate the plant site by the present owners. Such costs are alleged to be $3.5 million, however, the Company disputes that such costs were incurred for response and believes that it has presented meritorious defenses against the imposition of such costs. A non-jury trial began in the United States District Court for the Eastern District of Pennsylvania on July 20, 1995 and was concluded on August 25, 1995. Briefs by all the parties have been filed. The Court is expected to render a decision during the quarter ending June 29, 1996.

         In June 1995, the Company established a reserve of $1,000,000 for costs which it believed could be incurred to resolve the dispute. Based upon subsequent events, including the trial and the discovery that certain co-defendants had no assets or had been through bankruptcy proceedings, and based upon the fact that the Court has not dismissed the plaintiff's claims, the Company's management determined to accrue an additional $1,000,000 in the three months ended December 30, 1995, thereby increasing the reserve to $2,000,000 as of December 30, 1995. Management continues to dispute the apportionment of any of these costs against the Company. The loss provision is included in Other-net in the Statement of Operations. In addition, the Company has established a reserve in the amount of $200,000 as an estimate of potential additional legal costs and other costs to be incurred subsequent to December 30, 1995, in connection with the defense of this matter. Although management believes that the accruals described above are reasonable based upon the available facts as of the respective balance sheet dates, and that the accrual as of December 30, 1995 is sufficient to cover the estimated costs of such matter, the ultimate outcome of the litigation cannot presently be determined.

         Disputed Purchase Consideration

         At March 30, 1996, Wellington has accrued $1,610,000 as additional purchase consideration in connection with Wellington's original purchase of assets from WestPoint Stevens, Inc. ("WestPoint"). The additional purchase price has been allocated to property, plant, and equipment and was based upon Wellington exceeding a cumulative earnings threshold, as defined by the purchase agreement, during the three-year period ended November 28, 1995. Subsequent to March 30, 1996, Wellington and WestPoint reached a verbal agreement to conclude the dispute upon payment of $1,850,000. The $240,000 excess over the amount accrued at March 30, 1996 will increase the purchase price allocated to property, plant and equipment.

         General

         The Company is periodically involved in legal proceedings arising out of the ordinary conduct of its business. Management does not expect that any of these legal proceedings or the legal proceedings discussed above, will have a material adverse effect on the Company's consolidated financial statements or consolidated results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Johnston Industries, Inc. ("Johnston") is a consolidated entity which includes its direct wholly owned operating subsidiaries, Southern Phenix Textiles, Inc., Opp and Micolas Mills, Inc., Johnston Industries Composite Reinforcements, Inc. ("JICR") (formerly Tech Textiles, USA), and T.J. Beall Company ("TJB"), and its indirect wholly owned subsidiaries, Wellington Sears Company ("Wellington") and Greater Washington Investments, Inc. ("GWI") (collectively, the "Company").

On August 16, 1995, Johnston jointly announced with Jupiter National, Inc. ("Jupiter") an agreement and plan of merger under which the public shareholders of Jupiter would receive cash from Johnston for each outstanding Jupiter share. The merger was approved by Jupiter's shareholders on March 12, 1996, and the merger of Jupiter into an acquisition subsidiary of the Company was consummated March 28, 1996.

Management's operating strategy calls for the divestiture of all non-textile investments, consisting primarily of the investment portfolio acquired in the merger, in order to allow management to focus its attention on the Company's core textile operations. Accordingly, all non-textile investments and operations are now held for disposition and the portfolio investment business is to be marketed and sold. Such investment portfolio business has been classified as discontinued operations because such business formerly represented an operating segment of the Company. All prior period financial information has been restated in order to reflect Jupiter and GWI as discontinued operations.

On March 25, 1996, the Company completed the acquisition of TJB, a cotton byproducts processor, whose primary business is the recycling of gin motes (non-perishable shorter fibers separated from cotton in the ginning process). The operations of TJB are being integrated with the Utilization operations of Wellington, which is a major user and recycler of textile byproducts.

While no assurances can be given, management believes the acquisition of the minority interest in Jupiter, tactical acquisitions (such as TJB acquisition), the shutdown of Wellington's unprofitable Tarboro facility (discussed below), and the disposition of all non-textile operations, combined with continued implementation of the Company's core operating strategy of product innovation, capital investment, and aggressive marketing, will result in operational synergies and will enhance the Company's growth and performance potential. The effect of such operational synergies will, however, be realized over time.

RESULTS OF OPERATIONS

Results for the three months ended March 30, 1996 improved from the transition period ended December 30, 1995, but declined as compared to the three months ended March 31, 1995. Such results for the three months ended March 30, 1996 reflected continued weakness in the general economy, which resulted in comparatively weak sales versus the prior quarterly period and higher fixed costs as a percent of sales. The improvement compared to the transition period primarily reflected the stabilization of raw material costs. Results for the period were also adversely affected by restructuring charges in connection with the shut down of Wellington's Tarboro facility.

Net sales for the three months ended March 30, 1996 were $84,030,000 compared to $90,536,000 for the same period in the prior year. The decrease was mainly attributable to the following sales declines by fabric market group: Automotive - $1,335,000; Industrial - $4,413,000; Apparel - $1,054,000; and Specialty Markets - $2,214,000 (primarily yarn and other non-woven fabrics sales). While no assurances can be given, management anticipates net sales of automotive fabrics will rebound as sales of vehicles by the principal domestic automobile manufacturers increase. Sales of new passenger cars and light trucks are volatile, responding quickly to change in economic conditions. Accordingly, the extent and timing of any increase in sales of automotive fabrics currently cannot be predicted with any certainty. Sales of apparel market products continue to decrease relative to prior periods and now represents less than 3% of the Company's sales which reflects management's decreased emphasis in this low margin business. These decreases were partially offset by an increase in the home furnishings sales of $864,000 during the three months ended March 30, 1996. Management continues to focus on expanding sales of the high margin products and designs in the decorative fabrics sector of the home furnishings market. Additionally, net sales of $2,322,000 for JICR were recorded in the three months ended March 30, 1996 which is reflective of the full consolidation of JICR into the Company's operations during the transition period ended December 30, 1995. At March 30, 1996, the sales backlog of the Company was approximately $ 63,600,000 compared to sales backlog of approximately $64,399,000 at December 30, 1995. This minor decrease in sales backlog of $ 799,000 is representative of continued softness in the markets served by the Company.

Cost of sales decreased in the three months ended March 30, 1996 to $68,757,000 from $72,545,000 for the comparable 1995 period primarily as a result of decreased sales discussed above. Gross margin was approximately 18% for the three months ended March 30, 1996 compared to approximately 20% for the three months ended March 31, 1995. This decrease was primarily the result of two factors. First, Company margins were negatively impacted by the decreased sales volume in certain product types which did not allow the Company increased productivity through higher utilization of plant and equipment. Second, raw material costs increased significantly during the three months ended March 30, 1996 compared to the 1995 period, and the Company generally was unable to pass such increased costs on to its customers. However, management is encouraged by the increase in gross margin of 4% during the three months ended March 30, 1996 (18%) versus the transition period ended December 30, 1995 gross margin of 14%. This 4% increase is due to raw material costs (although still high) receding from their record levels in July 1995.

Selling, general, and administrative expenses of $6,553,000 decreased slightly by $139,000 for the three months ended March 30, 1996 compared to the same period in the prior year. While no assurances can be given, management believes that synergies expected to be achieved upon integration of Johnston and Jupiter operations will result in further reductions in selling, general, and administrative expenses. The full impact of the synergies and operational integration on selling, general, and administrative expenses is not expected to be completely realized until 1997.

In February 1996, the Company announced that it was closing Wellington's Tarboro plant in an effort to realign and consolidate certain operations, concentrate capital resources on more profitable operations, and better position itself to achieve its strategic corporate objectives. As a result of closing this facility, the Company recorded a $6,532,000 non-recurring charge during the transition period ended December 30, 1995 and a further $2,252,000 non-recurring restructuring charge to operations during the three months ended March 30, 1996. (See Note 3 of the condensed consolidated financial statements for further discussion.)

Depreciation and amortization expense for the three months ended March 30, 1996 increased $518,000 compared to the three months ended March 31, 1995. This increase reflects additional depreciation based on the Company's capital investment program as part of its continuing efforts to upgrade machinery and equipment to state-of-the-art levels, and to move into new more profitable markets.

Interest expense for the three months ended March 30, 1996 was $2,302,000 reflecting an increase of $183,000 compared to the three months ended March 31, 1995 interest expense of $2,119,000. Such increase was reflective of higher average borrowings on the Company's line-of-credit and revolving credit arrangements during the three months ended March 30, 1996.

The benefit for income taxes of $647,000 for the three months ended March 30, 1996 is mainly due to a tax benefit related to the the indirect majority owned subsidiary, Wellington.

Conversely, for the three months ended March 31, 1995, the Company recorded an income tax provision of $2,001,000 at an effective rate of 41%.

The income/loss on the minority interest in consolidated subsidiary from continuing operations reflects the minority shareholders' proportionate share in the earnings (losses) for the applicable periods of Wellington through March 28, 1996, the merger date. Only the proportionate interest in Wellington is applicable because Wellington represents the continuing textile operations of Jupiter.

As discussed above, the portfolio investment business of Jupiter and
GWI is to be marketed and sold. Since this business was treated as an operating segment, such operation has been classified as a discontinued operation. Accordingly, the three months ended March 31, 1995 have been restated reflecting income from such discontinued operations of $105,000 net of
taxes of $245,000 and minority interest in income of $183,000.   For the three
months ended March 30, 1996, income from the discontinued operations was $2,448,000 net of applicable taxes of $4,268,000 and minority interest in income of $1,083,000. Income during the quarter from discontinued operations is mainly reflective of increases in portfolio value and gains on the sale of the Company's investment in EMC Corporation and Viasoft during the three months ended March 30, 1996. In connection with the classification of the investment portfolio business as discontinued operations, the Company recorded a loss on disposal of Jupiter of $1,479,000 net of the applicable income tax benefit of $2,801,000. This loss is mainly reflective of the write-down of the remaining portfolio investments from the values previously established by Jupiter's Board of Directors. Such write-down was recorded to reduce the investments to their estimated fair value which is expected to be realized upon the sale of such investments within one year versus the value of these investments held on a long-term basis.

On March 28, 1996, the Company signed a new credit agreement with a syndicate of banks (the "Credit Agreement") to provide aggregate loans of up to $160,000,000 to repay existing indebtedness, to provide funds to acquire the remaining outstanding shares of the common stock of Jupiter and to finance working capital needs. The agreement provides for revolving credit loans (the "Revolver") of up to $80,000,000, term loan A for $40,000,000 and term loan B for $40,000,000. Borrowings under the Revolver and the term loan A mature on March 28, 2001 and term loan B matures on March 28, 2003. The term loans are repayable in quarterly installments starting in 1997.

Substantially all assets are pledged as collateral for the borrowings under these facilities. This agreement requires the Company to maintain certain financial ratios and specified levels of tangible net worth. The agreement places a limit on the Company's level of capital expenditures and type of mergers or acquisitions. Additionally, the agreement permits the Company to pay dividends on its Common Stock provided it is in compliance with various covenants and provisions contained therein, which among other things limits dividends and restricts investments to the lesser of (x) 20% of total assets of the Company, on a fully consolidated basis, as of the date of determination thereof, or (y) $5,000,000 for the period commenting on January 1, 1996 and ending on December 31, 1996 or (z) $5,000,000 plus 50% of cumulative consolidated net income for the period commencing January 1, 1997, minus 100% of cumulative consolidated net loss for the consolidated entities for such period, as calculated on a cumulative basis as of the end of each fiscal quarter of the consolidated entities with reference to the financial statements for such quarter.

In March 1996, the Company borrowed $144,028,000 under these facilities and liquidated the Johnston line-of-credit and revolving credit loans and also the Wellington revolving credit loans, term loans, and equipment loans. In connection with this refinancing, the Company wrote off deferred financing costs of $287,000 and paid a prepayment penalty of $563,000 on the early extinguishment of the Wellington loans. As a result, the Company recorded an extraordinary loss for the early extinguishment of debt of $527,000 net of applicable income taxes of $323,000.

MATERIAL CHANGES IN FINANCIAL CONDITION

As a result of the merger of Jupiter into a subsidiary of Johnston, the Company has revalued certain Jupiter assets, mainly inventories and property, plant, and equipment. Due to Johnston's previous ownership interest in Jupiter, the acquisition of the remaining outstanding interest is accounted for as a "step acquisition" resulting in a partial step-up in Jupiter assets. The Company recorded such partial step-up in basis on such assets and has recorded goodwill of $11,762,000 which is to be amortized over 20 years.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 30, 1996 was $82,411,000 representing a ratio of current assets to current liabilities of 2.7 to 1.

At March 30, 1996, the Company was in technical non-compliance with its
minimum tangible net worth covenant under its bank credit agreement.   Such
covenant required the Company to maintain a minimum tangible net worth of $50 million. Such covenant was entered into by the parties based on certain assumptions with respect to the accounting treatment of the acquisition of Jupiter National, Inc. In preparing its quarterly financial information, the Company made adjustments to its purchase accounting treatment of the Jupiter acquisition due to certain step acquisition accounting requirements. Such adjustments resulted in an increase in goodwill and a decrease in tangible net worth to $45.9 million. Management believes the Company has an agreement in principle with the agent under its bank credit agreement that the lenders thereunder will amend such covenant and waive such event of non-compliance. Such amendment and waiver is subject to formal agreement of the requisite majority of the credit agreement participants. While no assurances can be given that the amendment and waiver will, in fact, be obtained, management has no reason to believe such amendment and waiver will not be procured and fully expects the necessary documentation to effect such amendment and waiver to be entered into in the near future.

Management believes that funds generated from operations and borrowings under the Credit Agreement (as described above) will be sufficient to meet the needs of the Company's current operations for at least the next 12 months.

OTHER MATTERS

The Company is involved in litigation. (See Item I - Legal Proceedings and Note 9 to condensed consolidated financial statements).

At March 30, 1996, Wellington has accrued $1,610,000 as additional purchase consideration in connection with Wellington's original purchase of assets from WestPoint Stevens, Inc. ("WestPoint"). The additional purchase price has been allocated to property, plant, and equipment and was based upon Wellington exceeding a cumulative earnings threshold, as defined by the purchase agreement, during the three-year period ended November 28, 1995. Subsequent to March 30, 1996, Wellington and WestPoint reached a verbal agreement to conclude the dispute upon payment of $1,850,000. The $240,000 excess over the amount accrued at March 30, 1996 will increase the purchase price allocated to property, plant and equipment.

The Company is periodically involved in legal proceedings arising out of the ordinary conduct of business. Management does not expect that they will have a material adverse effect on the Company's consolidated financial position or results of operations.

RISKS AND UNCERTAINTIES

Except for historical information contained herein, the matters set forth in this report are forward looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from those in, or which could be expected based on, such forward looking statements. The Company's expectations regarding future sales and profits assume, among other things, reasonable continued growth in the general economy which affects demand for the Company's products, and reasonable stability in raw materials pricing, changes in which affect customer purchasing decisions as well as the Company's prices and margins. The costs and benefits of the Company's discontinuance of Jupiter and GWI portfolio investments and the Tarboro disposition may vary from the Company's expectations due to various factors such as: higher or lower than anticipated proceeds from the sale of assets; the extent of management's ability to control duplication of costs, inefficiencies and overhead during the period of phasing out operations; and the difficulties inherent in forecasting the operating results of an operating mode different from that which exists at the time the forecast is made. For a further discussion of risks and uncertainties associated with the Company's business, readers are referred to the cautionary statement set forth in Item 1 of the Company's annual report on Form 10-K for the transition period ended December 30, 1995, which cautionary statement is incorporated by reference herein.

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

                          PART II.   OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

   No reportable legal proceedings arose in the quarter ended March 30, 1996. There have been no material developments in the Legal Proceedings reported in the Company's form 10K for the transition period ended December 30, 1995.

ITEM 4.      ITEMS SUBMITTED FOR A VOTE TO SHAREHOLDERS

   On January 18, 1996, the Annual Meeting of Stockholders was held at the Harvard Club, 27 West 44th Street, New York, NY. There were present in person or by proxy 9,380,441 shares of Common Stock entitled to vote. The following matters were voted upon:

             1.  To elect the following nominees for director:

                     Nominee                       No. of Shares in Favor             Withheld
                     -------                       ----------------------             --------
                     David L. Chandler                     9,329,480                    53,206
                     Gerald B. Andrews                     9,337,665                    42,776
                     J. Reid Bingham                       9,335,365                    45,076
                     William J. Hart                       9,335,365                    45,076
                     Gaines R. Jeffcoat                    9,337,865                    42,576
                     C. John Kjorlien                      9,337,515                    42,926
                     John A. Friedman                      9,337,865                    42,576

                 There were no abstentions or broker non-votes applicable to the election of Directors. All the nominees were elected as Directors.

             2. To consider a stockholder proposal requesting that the Board of Directors prepare and provide to every stockholder a report concerning potential conflicts of interest.

                                                        No. of  Shares
                                                        --------------
                     For                                     553,439
                     Against                               7,063,343
                     Abstain                                  37,266
                     Broker Non-Votes                      1,726,393

                     The stockholder proposal failed.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

             3.1(a)  Certificate of Incorporation
             3.1(b) Certificate of Amendment of Certificate of Incorporation 3.1(c) Certificate of Designations by Board of Directors
             3.2(a)  By-Laws of Johnston Industries, Inc.

             3.2(b)  Amendment to By-Laws of Johnston Industries, Inc.
             11      Statements of Computation of Per Share Earnings

   (b)   Reports on Form 8-K

             (i) On March 28, 1996, the Company filed a form 8-K report describing the consummation of the merger between Jupiter National, Inc. and JI Acquisition Corp., a wholly owned subsidiary of the Company, whereby the Company became the sole shareholder of Jupiter National, Inc.

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

                              SIGNATURES
                              ----------



  Pursuant to the requirements of the Securities and Exchange Act of 1934, the undersigned has duly caused this report to be filed on its behalf by the undersigned hereto duly authorized.



                                         JOHNSTON INDUSTRIES, INC.




Dated:  May 20, 1996                     By:   /s/ John W. Johnson
                                            ---------------------------------
                                               John W. Johnson
                                               Vice President
                                               Chief Financial Officer




                                         By:   /s/ John W. Johnson
                                            ---------------------------------
                                               John W. Johnson
                                               (Principal Accounting Officer)