Form 10-Q/A
period 1996-03-30
JOHNSTON INDUSTRIES INC
filed 1996-07-09
CIK 41017

                                 FORM 10-Q/A-1

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 30, 1996

Commission file number 1-6687

                           JOHNSTON INDUSTRIES, INC.
                           -------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                Delaware                                  11-1749980
                --------                                  ----------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

105 Thirteenth Street, Columbus, Georgia                     31901
(Address of principal executive offices)                  (Zip Code)

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

Yes    x             No
      ---                 ---

The number of shares outstanding of the Registrant's Common Stock as of March 30, 1996 was 10,327,660 shares.

This form 10-Q/A-1 amends Item 6 of that certain Form 10-Q for the quarter ended March 30, 1996 which was filed with the commission on May 20, 1996, (the "Original Form 10-Q") by including the exhibits referred to below.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)    Exhibits

                    27.1  Financial Data Schedule as of
                          March 30, 1996 and the three months then ended.

                    27.2  Restated Financial Data Schedule
                          as of March 31, 1995 and the three months then ended.

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

                                 SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the undersigned has duly caused this amendment # 1 to its report on Form 10-Q to be filed on its behalf by the undersigned hereto duly authorized.





                                     JOHNSTON INDUSTRIES, INC.


Dated:  July 9, 1996             By:  s/John W. Johnson
                                      -----------------------
                                      John W. Johnson
                                      Vice President
                                      Chief Financial Officer




                                 By:  s/John W. Johnson
                                      ------------------------------
                                      John W. Johnson
                                      (Principal Accounting Officer)