Form 10-Q
period 1996-06-29
JOHNSTON INDUSTRIES INC
filed 1996-08-13
CIK 41017

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 29, 1996
- -----------------------------------
Commission file number 1-6687

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

                                     N/A
   ------------------------------------------------------------------------
  (Former name, former address and former fiscal year if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]    No   [ ]


The number of shares outstanding of the Registrant's Common Stock as of June 29, 1996 was 10,362,874 shares.

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

                     Condensed Consolidated Statements Of Cash Flows

                     Notes To Condensed Consolidated Financial Statements


           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
         (In Thousands of Dollars, Except Share and Per Share Amounts)


                                                                                JUNE 29, 1996         DECEMBER 30, 1995
                                                                                -------------         -----------------
                                                                                 (Unaudited)
ASSETS
Current Assets
   Cash and Cash Equivalents                                                      $  5,591                 $  1,471
   Accounts and Notes Receivable
     (Less Allowance for Doubtful Accounts
     of $1,984 and $1,772)                                                          45,254                   42,218
   Income Taxes Receivable                                                           1,143                    1,310
   Inventories                                                                      58,951                   52,951
   Prepaid Expenses and Other                                                        2,615                      763
   Deferred Income Taxes                                                               951                      919
   Assets Held for Sale                                                              5,472                    5,462
   Net Assets of Discontinued Operations                                             6,022                   17,793
                                                                                  --------                 --------
       Total Current Assets                                                        125,999                  122,887

Property, Plant, and Equipment - Net                                               128,472                  109,572

Intangible Asset - Pension                                                           2,464                    2,464
Goodwill                                                                            13,462
Other Assets                                                                         5,087                    5,616
                                                                                  --------                 --------
Total Assets                                                                      $275,484                 $240,539
                                                                                  ========                 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current Maturities of Long-Term Debt                                           $  2,278                 $    206
   Accounts Payable                                                                 29,528                   26,901
   Accrued Expenses                                                                 18,492                   12,422
                                                                                  --------                 --------
       Total Current Liabilities                                                    50,298                   39,529

Long-Term Debt                                                                     141,163                  110,758
Other Liabilities                                                                   14,195                   13,791
Deferred Income Taxes                                                                8,562                    3,314
Commitments and Contingencies
Minority Interest in Consolidated Subsidiary                                                                 17,968

Stockholders' Equity:
   Preferred Stock, par value $.01 per share;
       Authorized 3,000,000 shares; Issued
       325,000 shares                                                                    3
   Common Stock, par value $.10 per share;
       Authorized 20,000,000 shares; Issued
       12,449,391 and 12,426,891 shares                                              1,250                    1,243
   Additional Paid-In Capital                                                       23,655                   17,293
   Retained Earnings                                                                48,461                   46,505
                                                                                  --------                 --------
   Total                                                                            73,369                   65,041

   Less Treasury Stock, 2,086,517 and 1,861,912
        shares at cost                                                             (10,349)                  (8,108)
   Less Minimum Pension Liability Adjustment, Net
        of Tax Benefit                                                              (1,754)                  (1,754)
                                                                                  --------                 --------
   Stockholders' Equity                                                             61,266                   55,179
                                                                                  --------                 --------
Total Liabilities and Stockholders' Equity                                        $275,484                 $240,539
                                                                                  ========                 ========

See notes to condensed consolidated financial statements.

                 JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             (In Thousands of Dollars, Except Per Share Amounts)



                                                                          FOR THE THREE                    FOR THE SIX
                                                                           MONTHS ENDED                    MONTHS ENDED
                                                                  JUNE 29, 1996  JUNE 30, 1995      JUNE 29, 1996 JUNE 30, 1995
                                                                  -------------  -------------      ------------- -------------
Net Sales                                                             $ 81,743      $ 86,773           $ 165,773   $ 177,309
                                                                      --------      --------           ---------    --------
  Costs and Expenses:
  Cost of Sales, excluding Depreciation and Amortization                67,510        71,368             136,267     143,913
  Selling, General, and Administrative                                   6,577         6,845              13,130      13,537
  Restructuring Charges                                                      -             -               2,252           -
  Depreciation and Amortization                                          5,174         4,027               9,786       8,121
                                                                      --------      --------            --------    --------
     Total Costs and Expenses                                           79,261        82,240             161,435     165,571
                                                                      --------      --------            --------    --------
Income from Operations                                                   2,482         4,533               4,338      11,738

Other Expenses (Income):
  Interest Expense                                                       2,885         2,041               5,187       4,160
  Interest Income                                                         (116)          (76)               (139)       (101)
  Other - Net                                                             (437)        1,489                (292)      1,623
                                                                      --------      --------            --------    --------
     Total Other Expenses                                                2,332         3,454               4,756       5,682

Equity in Earnings (Loss) of Equity Investments                              -            77                   -         (40)
                                                                      --------      --------            --------    --------
Income (Loss) from Continuing Operations Before
  Tax Provision, Minority Interest in Consolidated
  Subsidiary, and Extraordinary Item                                       150         1,156                (418)      6,016
Provision (Benefit) for Income Taxes                                       244           592                (403)      2,593
Income (Loss) of Minority Interest in Consolidated
  Subsidiary from Continuing Operations                                      -          (204)              1,200        (535)
                                                                      --------      --------            --------    --------
Income (Loss) from Continuing Operations                                   (94)          360               1,185       2,888

DISCONTINUED OPERATIONS:

Income from Discontinued Operations of Jupiter National
  (less applicable income taxes of $839 and $1,680 for the three months and $5,107 and $1,925 for the six months, respectively)
  net of minority interest in income of $0 and $982 for the three
  months and $1,083 and $1,165 for the six months, respectively          2,441           686               4,889         791

Loss on Disposal of Jupiter National, including
  provision of $300 for operating losses during phase-
  out period (less applicable income tax benefit of $2,801)                  -             -              (1,479)          -
                                                                      --------      --------            --------    --------
Income from Discontinued Operations                                      2,441           686               3,410         791
                                                                      --------      --------            --------    --------
EXTRAORDINARY ITEM, (less applicable income taxes of
  $323), - Loss on Early Extinguishment of Debt                              -             -                 527           -
                                                                      --------      --------            --------    --------

     Net Income                                                          2,347         1,046               4,068       3,679

Preferred Dividends                                                         41             -                  43           -
                                                                      ========      ========            ========    ========
Earnings Applicable to Common Stock                                   $  2,306      $  1,046            $  4,025    $  3,679
                                                                      ========      ========            ========    ========

                  JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)- CONTINUED
             (In Thousands of Dollars, Except Per Share Amounts)

                                                                     FOR THE THREE                     FOR THE SIX
                                                                     MONTHS ENDED                      MONTHS ENDED
                                                            JUNE 29, 1996   JUNE 30, 1995     JUNE 29, 1996   JUNE 30, 1995
                                                            -------------   -------------     -------------   -------------
Earnings (Loss) Per Share:
    Continuing Operations                                      $   (.01)      $      .03       $       .11      $    .27
    Discontinued Operations                                         .22              .07               .31           .07
    Extraordinary Item                                                -                -              (.05)            -
                                                               --------       ----------       -----------      --------
       Total                                                   $    .21       $      .10       $       .37      $    .34
                                                               ========       ==========       ===========      ========

Dividends Per Share                                            $    .10       $      .10       $       .20      $    .20
                                                               ========       ==========       ===========      ========

Weighted Average Number of Common
    and Common Equivalent Shares Outstanding                     10,731           10,654            10,791        10,667
                                                               ========       ==========       ===========      ========


See notes to condensed consolidated financial statements.

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (In Thousands of Dollars)






                                                                                   FOR THE SIX
                                                                                  MONTHS ENDED
                                                                        -------------------------------------
                                                                          JUNE 29, 1996       JUNE 30, 1995
                                                                        -----------------  ------------------
Cash Flows from Operating Activities:
Net Income from Continuing Operations                                      $   1,185           $   2,888
                                                                           ---------           ---------
Adjustments to Reconcile Net Income from Continuing
  Operations to Net Cash from Operating Activities:
  Depreciation and Amortization                                                9,786               8,121
  Provision for Bad Debts                                                        (19)                  8
  Undistributed Loss in Unconsolidated Affiliates                                                     40
  (Gain) Loss on Sales of Assets                                                  86                  (1)
  (Increase) Decrease - Assets:
     Accounts Receivable                                                      (5,312)             (9,980)
     Inventories                                                               2,506              10,295
     Deferred Income Taxes                                                       290                   -
     Other Assets                                                             (1,234)               (400)
  Increase (Decrease) - Liabilities:
     Accounts Payable                                                          6,337              (1,232)
     Accrued Expenses                                                          4,658                (117)
     Income Taxes Payable                                                      1,734              (1,240)
     Deferred Income Taxes                                                                          (709)
     Other Liabilities                                                           413               2,483
     (Loss) Income in Minority Interest of Consolidated Subsidiary            (1,200)                535
  Other - Net                                                                                         52
                                                                           ---------           ---------
     Total Adjustments                                                        18,045               7,855
                                                                           ---------           ---------
  Net Cash Provided by Continuing Operations                                  19,230              10,743
                                                                           ---------           ---------
  Discontinued Operations:
     Income from Discontinued Operations                                       4,889                 791
     Loss on Disposal of Discontinued Operations                              (1,479)                  -
     Cash Provided by Discontinued Operations                                 27,225               2,287
     Items Not Affecting Cash, Net                                           (16,106)             (5,018)
                                                                           ---------           ---------
  Net Cash Provided by Discontinued Operations                                14,529              (1,940)
                                                                           ---------           ---------
     Net Cash Provided by Operating Activities                                33,759               8,803
                                                                           ---------           ---------
Cash Flows From Investing Activities:
  Additions to Property, Plant, and Equipment                                (11,227)            (15,630)
  Increase  (Decrease) in Non-Operating Accounts Payable                      (4,261)              5,784
  Purchase of Minority Interest in Jupiter National                          (37,693)                  -
  Purchase of T. J. Beall, Net of Cash Acquired                                  333                   -
  Purchases of Investments                                                                        (4,064)
                                                                           ---------           ---------
    Net Cash Used In Investing Activities                                    (52,848)            (13,910)
                                                                           ---------           ---------

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CASH  FLOWS (UNAUDITED) - CONTINUED
                           (In Thousands of Dollars)



                                                                                FOR THE SIX
                                                                                MONTHS ENDED
                                                                                ------------
                                                                      JUNE 29, 1996        JUNE 30, 1995
                                                                      -------------        -------------
Cash Flows From Financing Activities:
  Principal Payments of Long-Term Debt                                   (107,297)             (4,065)
  Proceeds From Issuance of Long-Term Debt                                148,795              13,138
  Payments Under Line-of-Credit Agreements                                (18,000)            (18,050)
  Borrowings Under Line-of-Credit Agreements                                4,750              17,100
  Purchase of Treasury Stock, at Cost                                      (2,241)               (180)
  Proceeds from Issuance of Common Stock                                      164                  48
  Extraordinary Item, Loss on Extinguishment of Debt                         (850)                  -
  Dividends Paid                                                           (2,112)             (2,113)
                                                                         --------             -------
    Net Cash Provided by Financing Activities                              23,209               5,878
                                                                         --------             -------
Net Increase in Cash and Cash Equivalents                                   4,120                 771

Cash and Cash Equivalents, Beginning of Period                              1,471               3,323
                                                                         --------             -------
Cash and Cash Equivalents, End of Period                                 $  5,591             $ 4,094
                                                                         ========             =======
Supplemental Disclosures of Cash Flow Information:
Interest Paid                                                            $  3,753             $ 4,911
Income Taxes Paid                                                        $  3,143             $ 2,103

Supplemental Disclosures of Non Cash Investing Information:
 On March 25, 1996, The Company acquired T. J. Beall in exchange for 325,000 shares of preferred stock at a stated value of $10 per share.

 In connection with the March 28, 1996 acquisition of the Jupiter National, Inc. minority interest, The Company issued 410,514 incentive stock options and 99,816 non-qualified stock options with an aggregate value of $2,958,439 in exchange for certain Jupiter options having a similar value.

See notes to condensed consolidated financial statements.

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.    BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements for the six months ended June 29, 1996 and June 30, 1995 are unaudited. The June 30, 1995 statements included the accounts of Johnston Industries, Inc. ("Johnston"), its wholly owned subsidiaries, Southern Phenix Textiles, Inc. ("Southern Phenix") and Opp and Micolas Mills, Inc. ("Opp and Micolas"), and its majority-owned subsidiary, Jupiter National, Inc. ("Jupiter") and Jupiter's wholly-owned subsidiaries, Wellington Sears Company ("Wellington") and Greater Washington Investments, Inc. ("GWI").

      On April 3, 1996, after the acquisition by Johnston of the minority interest in Jupiter, Jupiter was merged into Opp and Micolas. At the close of business on June 29, 1996, the name of Opp and Micolas was changed to Johnston Industries Alabama, Inc. ("JI Alabama"). Southern Phenix and Wellington were merged into JI Alabama and Johnston Industries Composite Reinforcements, Inc. ("JICR" formerly Tech Tech Textiles, USA) and T. J. Beall Company ("TJB") became subsidiaries of JI Alabama.

      The June 29, 1996 statements include the accounts of Johnston, its direct wholly owned subsidiary, JI Alabama and its indirect wholly owned subsidiaries, JICR, TJB, and GWI (collectively, the "Company").

      In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Operating results for the quarter and six months ended June 29, 1996 are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Transition Report on Form 10-K for the period July 1, 1995 to December 30, 1995 and in the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996. Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements included in the Company's Transition Report on Form 10-K for the period July 1, 1995 to December 30, 1995.

2.    JUPITER NATIONAL

      Acquisition of Minority Interest


      On March 28, 1996, the Company consummated the acquisition of the remaining outstanding shares of Jupiter at a purchase price of $33.97 per share. Total purchase consideration was approximately $45,950,000 which included payments of $39,000,000 to stockholders, certain holders of options to purchase common stock and the assumption of certain Jupiter options by Johnston. Other acquisition costs included approximately $5,488,000 of merger related expenses paid by Jupiter less a reduction for Johnston equity-related deferred taxes of $1,432,000. The acquisition was accounted for under the purchase method of accounting as a "step acquisition" resulting in a partial step-up in Jupiter's tangible assets. The Company recorded initial goodwill of $11,762,000 which is to be amortized over 20 years.

      The following represents the results of operations on a pro forma basis assuming Johnston had owned 100% of Jupiter as of January 1, 1995. This pro forma information is provided for information purposes only. Such pro forma information is based on historical information and is not necessarily indicative of the actual results that would have been achieved had Johnston purchased the additional shares of Jupiter on January 1, 1995, nor is it indicative of future results of operations:



                                                            Six Months Ended
                                                            ----------------
                                                     June 29, 1996      June 30, 1995
                                                     -------------      -------------

Net Sales                                             $165,773,000       $177,309,000

Earnings (Loss) from Continuing Operations                (421,000)         2,888,000
Earnings (Loss) from Discontinued Operations             4,647,000           (811,000)
Loss from Extraordinary Item                              (527,000)          (527,000)
                                                      ------------       ------------
Earnings Applicable to Common Stock                   $  3,699,000       $  1,550,000
                                                      ============       ============
Earnings (Loss) Per Share
   Continuing Operations                              $       (.04)      $        .27
   Discontinued Operations                                     .43                .07
   Extraordinary Item                                         (.05)              (.05)
                                                      ------------       ------------
       Total                                          $        .34       $        .15
                                                      ============       ============



      Discontinuance of the Venture Capital Segment

      The Company's management has made the decision to discontinue the venture capital investment segment of Jupiter's operations and plans to sell all portfolio investments within one year. The Company's consolidated financial statements have been modified to separate the discontinued operations from those operations which will continue. The net assets of the discontinued segment are reflected as a current asset on the condensed consolidated balance sheet. The financial statements for the prior periods have been restated in order to be on a comparable basis.

      Income before taxes from discontinued operations includes net realized and unrealized gains from investments of approximately $13,928,000 less interest expense and operating expenses. The gains from investments are mainly due to gains realized on the sale of the Company's investment in EMC Corporation, Viasoft, Fuisz and Zoll Medical during the six months ended June 29, 1996.

      The loss before income taxes for the disposal of the discontinued operations include a $4,830,000 provision for anticipated losses on disposal of the remaining portfolio investments and related debt as well as a $300,000 provision for future operating costs.

3.    RESTRUCTURING CHARGES

      In February 1996, the Company announced that it was closing Wellington's Tarboro facility ("Tarboro") in an effort to realign and consolidate certain operations, concentrate capital resources on more profitable operations and better position itself to achieve its strategic corporate objectives. All activities related to the closing are expected to be completed within one year of the announcement. In December 1995, the Company recorded a write down of $6,532,000 for an impairment in the value of Tarboro's property, plant and equipment. During the six months ended June 29, 1996, the Company recorded restructuring charges totaling $4,118,000 to cover anticipated losses including $1,619,000 related to write-downs of accounts receivable and inventory, $834,000 for severance costs and $1,665,000 for other costs related to the operation. Of these costs, $1,866,000, representing the minority interest (the portion of Wellington not owned by Johnston), has been recorded as part of the cost of acquiring Jupiter, with the remaining $2,252,000 recorded as an expense on the consolidated statement of income.

      The closing of the Tarboro facility will effect substantially all 171 employees with various job descriptions at the facility. Through June 29, 1996 approximately $456,000 have been charged to the reserves established for the closing. These costs included $174,000 related to severance costs and $282,000 related to other costs.

4.    INVENTORIES

      Inventories consisted of the following at June 29, 1996 and December 30, 1995:

                                  JUNE 29, 1996    DECEMBER 30, 1995
                                  -------------    -----------------

      Finished Goods                $23,742,000        $22,982,000
      Work-In Process                12,934,000         15,595,000
      Raw Materials and Supplies     22,275,000         14,374,000
                                    -----------        -----------
      Total                         $58,951,000        $52,951,000
                                    ===========        ===========


5.    LONG-TERM FINANCING AND SHORT-TERM BORROWINGS

      Long-term debt and short-term borrowings consisted of the following at June 29, 1996 and December 30, 1995:


                                        JUNE 29, 1996  DECEMBER 30, 1995
                                        -------------  -----------------
       Johnston Industries, Inc.
         Lines of Credit Borrowings      $          0       $ 13,250,000
         Term Loans                        74,500,000                  0
         Revolving Credit Loans            67,174,000         45,000,000
         Purchase Money Mortgage Debt       1,130,000          1,174,000
                                         ------------       ------------
                                          142,804,000         59,424,000


       Wellington Sears Company
         Revolving Credit Loan                      0         27,471,000
         Term Loan                                  0         18,594,000
         Equipment Loans                            0          4,806,000
         Amounts Due Former Affiliates
           of Polylok                          23,000             13,000
         Other Debt                           614,000            656,000
                                         ------------       ------------
                                              637,000         51,540,000

                                         ------------       ------------
         Total                            143,441,000        110,964,000
       Less Current Maturities             (2,278,000)          (206,000)
                                         ------------       ------------
                                         $141,163,000       $110,758,000
                                         ============       ============

      Johnston Industries, Inc.
      Credit Agreement

      On March 28, 1996, the Company signed a new credit agreement with a syndicate of banks (the "Credit Agreement") to provide aggregate loans of up to $160,000,000 to repay existing indebtedness, to provide funds used to acquire the remaining outstanding shares of the common stock of Jupiter and to finance working capital needs. The Credit Agreement provides for revolving credit loans (the "Revolver") of up to $80,000,000, a term loan for $40,000,000 ("Term Loan A") and a term loan for an additional $40,000,000 ("Term Loan B"). Borrowings under the Revolver and the Term Loan A mature on March 28, 2001 and Term Loan B matures on March 28, 2003. The term loans are repayable in quarterly installments starting in 1997.

      Covenants and Restrictions

      Under the terms of the Credit Agreement, substantially all assets are pledged as collateral for the borrowings under the Credit Agreement. The Credit Agreement requires the Company to maintain certain financial ratios and specified levels of tangible net worth. The Credit Agreement places a limit on the Company's level of capital expenditures and type of mergers or acquisitions. The Credit Agreement permits the Company to pay dividends on its Common Stock provided it is in compliance with various covenants and provisions contained therein, which among other things limit dividends and restrict investments to the lesser of (x) 20% of total assets of the Company, on a fully consolidated basis, as of the date of determination thereof, or (y) $5,000,000 for the period commencing on January 1, 1996 and ending on December 31, 1996 or (z) $5,000,000 plus 50% of cumulative consolidated net income for the period commencing January 1, 1997, minus 100% of cumulative consolidated net loss for the consolidated entities for such period, as calculated on a cumulative basis as of the end of each fiscal quarter of the consolidated entities with reference to the financial statements for such quarter.

      Prior to June 28, 1996, the Credit Agreement included a covenant which required the Company to maintain a minimum tangible net worth of $50 million. Such covenant was entered into by the parties based on certain assumptions with respect to the accounting treatment of the acquisition of Jupiter. In preparing its quarterly financial information, the Company made adjustments to its purchase accounting treatment of the Jupiter acquisition due to certain step acquisition accounting requirements. Such adjustments resulted in an increase in goodwill and a decrease in tangible net worth to $45.9 million. On June 28, 1996, the syndicate of banks amended the covenant to a minimum tangible net worth of $44 million and waived the event of non-compliance. As of June 29, 1996, the Company is in compliance with such covenant.

6.    FINANCIAL INSTRUMENTS

      Interest Rate Swaps

      In order to minimize the Company's exposure to the uncertainty of floating interest rates, the Credit Agreement requires the Company to maintain interest rate protection agreements covering a minimum of 50% of the principal amount outstanding under the term loans, as long as these loans exceed an aggregate of $40 million. Under the Credit Agreement, the Company may elect to pay interest based on either the prime rate plus various margins or the LIBOR rate plus various margins. Effective June 7, 1996, the Company entered into interest rate swap agreements with several lenders whereby it exchanged its floating rate obligations under the Credit Agreement on $38 million notional principal amount for a fixed rate payment obligation of 6.705% for a term of three years, with an option to renew for an additional two years. Prior to the interest rate swap agreements, the Company was paying interest based on a floating rate of 5.535%, based on a three month LIBOR rate.

      Cotton Put Contracts

      Depending on the conditions within the cotton market, the Company may from time to time purchase cotton puts to reduce or eliminate the risk of price fluctuation for its operations using cotton as a raw material. During the quarter ended June 29, 1996, the Company executed two transactions in which it bought and sold cotton puts realizing a pre-tax profit of $626,000. The gains are included in Other-Net Income on the condensed consolidated statements of income. At June 29, 1996, the Company owned 900 cotton put contracts with a cost and fair value of approximately $270,000 and maturity dates of December 6, 1996. As sales contracts are completed, puts covering an analogous amount of raw cotton are to be sold. The value of puts owned will be adjusted to market value during the period such puts are outstanding.

7.    EARNINGS PER SHARE

      Earnings per share for the six months ended June 29, 1996 and June 30, 1995 were calculated based on the weighted average number of shares of common and common equivalent shares outstanding during the periods. Preferred dividends were deducted from net income to compute earnings applicable to common stock. Additionally, earnings (loss) per share were computed for continuing operations, discontinued operations, and extraordinary item.

8.    INCOME TAXES

      The provision for income taxes from continuing operations as computed under Financial Accounting Standards Board Standard No. 109, "Accounting for Income Taxes", is comprised of the following for the six months ended June 29, 1996 and June 30, 1995:


                                                   1996              1995
                                                   ----              ----

          Federal:
              Current                           $ (569,000)       $1,430,000
              Deferred                              52,000           859,000
                                                ----------        ----------
                                                  (517,000)        2,289,000

          State:
              Current                              139,000           186,000
              Deferred                             (25,000)          118,000
                                                ----------        ----------
                                                   114,000           304,000

          Provision (benefit) for income taxes  $ (403,000)       $2,593,000
                                                ==========        ==========


      The reconciliation of the Company's effective income tax rate to the Federal statutory rate from continuing operations of 34% for the six months ended June 29, 1996 and June 30, 1995 follows:


                                                          1996         1995
                                                          ----         ----
      Federal income taxes at statutory rate          $ (142,000)  $2,045,000

      State income taxes, net of Federal tax benefit      88,000      305,000
      Equity in Income of Majority-Owned Subsidiary     (508,000)     183,000
      Amortization of Goodwill                            55,000
      Other - Net                                        104,000       60,000
                                                      ----------   ----------
                                                      $ (403,000)  $2,593,000
                                                      ----------   ----------
      Effective rate                                        96.4%        43.1%
                                                      ==========   ==========


      The significant equity loss from continuing operations has distorted the 1996 effective rate which is usually comparable with the effective rate for the same period of the prior year.

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

      In February 1994, the operators of the facility filed a complaint in the United States District Court, Eastern District of Pennsylvania, Bethlehem Iron Works, Inc. and Steel Structures Corp. vs. Lewis

      Industries, Inc., Charles P. Lewis and Johnston Industries, Inc. No. 94-CV-0752, against previous owners and operators of the facility, including the Company, claiming contamination by a former Johnston subsidiary which had operated at the facility before its close in 1981. The complaint seeks to hold predecessors in title and former operators at the site responsible for costs alleged to have been incurred to remediate the plant site by the present owners. Such costs are alleged to be $3.5 million, however, the Company disputes that such costs were incurred for response and believes that it has presented meritorious defenses against the imposition of such costs. A non-jury trial began in the United States District Court for the Eastern District of Pennsylvania on July 20, 1995 and was concluded on August 25, 1995. Post trial motions and briefs by all the parties have been filed.

      In June 1995, the Company established a reserve of $1,000,000 for costs which it believed could be incurred to resolve the dispute. Based upon subsequent events, including the trial and the discovery that certain co-defendants had no assets or had been through bankruptcy proceedings, and based upon the fact that the Court has not dismissed the plaintiff's claims, the Company's management determined to accrue an additional $1,000,000 in the three months ended December 30, 1995, thereby increasing the reserve to $2,000,000 as of December 30, 1995. Management continues to dispute the apportionment of any of these costs against the Company. The loss provision is included in Other-net in the Statement of Operations. In addition, the Company has established a reserve in the amount of $200,000 as an estimate of potential additional legal costs and other costs to be incurred subsequent to December 30, 1995, in connection with the defense of this matter. Although management believes that the accruals described above are reasonable based upon the available facts as of the respective balance sheet dates, and that the accrual as of June 29, 1996 is sufficient to cover the estimated costs of such matter, the ultimate outcome of the litigation cannot presently be determined.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Johnston Industries, Inc. ("Johnston") is a consolidated entity which includes its direct wholly owned operating subsidiary, Johnston Industries Alabama, Inc., and its indirect wholly owned subsidiaries, Johnston Industries Composite Reinforcements, Inc. ("JICR") (formerly Tech Textiles, USA), T.J. Beall Company ("TJB"), and Greater Washington Investments, Inc. ("GWI") (collectively, the "Company").

The June 30, 1995 consolidated financial statements included the accounts of Johnston, its wholly owned subsidiaries, Southern Phenix Textiles, Inc. ("Southern Phenix") and Opp and Micolas Mills, Inc. ("Opp and Micolas"), and its majority-owned subsidiary, Jupiter National, Inc. ("Jupiter") and Jupiter's wholly-owned subsidiaries, Wellington Sears Company ("Wellington") and Greater Washington Investments, Inc. ("GWI"), (collectively, the "Company").

On March 28, 1996, the Company acquired the outstanding minority interest in Jupiter for a total purchase consideration of $45,950,000 which included payments of $39,000,000 to stockholders. Thereafter, on April 3, 1996, Jupiter was merged into Opp and Micolas. At the close of business on June 29, 1996, the name of Opp and Micolas was changed to Johnston Industries Alabama, Inc. ("JI Alabama"), Southern Phenix and Wellington were merged into JI Alabama, and Johnston Industries Composite Reinforcements, Inc. ("JICR" formerly Tech Tech Textiles, USA) and T. J. Beall Company ("TJB") became subsidiaries of JI Alabama.

Management's operating strategy calls for the divestiture of all non-textile investments, consisting primarily of the investment portfolio acquired in the merger, in order to allow management to focus its attention on the Company's core textile operations. Accordingly, all non-textile investments and operations are now held for disposition and the portfolio investment business is in the process of being marketed and sold. Through June 30, 1996, the Company had sold $33,456,000 of publicly traded portfolio investments. Such investment portfolio business has been classified as discontinued operations because such business formerly represented an operating segment of the Company. All prior period financial information has been restated in order to reflect Jupiter and GWI as discontinued operations.

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

RESULTS OF OPERATIONS

Results for the three months and six months ended June 29, 1996 improved from the transition period ended December 30, 1995, but declined as compared to the comparable periods ended June 30, 1995. Such results for the three months and six months ended June 29, 1996 reflected continued weakness in certain segments of the economy, which resulted in comparatively weak sales versus the prior quarterly period and slightly higher fixed costs as a percent of sales. The improvement compared to the transition period primarily reflected some stabilization of raw material costs. Results for the six months ended June 29, 1996 were also adversely affected by restructuring charges in connection with the shut down of Wellington's Tarboro facility which were recorded in the quarter ended March 30, 1996.

Net sales for the three months ended June 29, 1996 were $81,743,000 compared to $86,773,000 for the same period in the prior year. The decrease was mainly attributable to a net decline in sales. Sales declines of $6,936,000 and $2,094,000 for the Industrial and Home Products groups, respectively, were partially offset by sales gains of $1,470,000 and $1,944,000 in Upholstery/Furniture and Specialty Markets (see discussion of JICR below with respect to Specialty Markets). Net sales for the six months ended June 29, 1996 were $165,773,000 compared to $177,309,000 for the six months ended June 30, 1995. The underlying changes by fabric market group included declines in:
Automotive - $1,368,000; Industrial - $11,194,000 and Apparel - $1,754,000
which were partially offset by gains in: Specialty Markets - $1,079,000. The decline in sales of Industrial fabrics resulted from weakness in demand for abrasives and the Company's decision to exit markets for duck and filtration fabrics which were produced at JI Alabama's Langdale Plant. The duck and these particular filtration fabrics were low margin products manufactured on looms with old fly shuttle technology. Exiting these markets is in keeping with management's core operating strategy of product innovation, and capital investment in state-of-the-art technology, and focus on higher margin markets. Discontinued production of these particular fabrics is not expected to have a material impact on the Company's operations at the Langdale facility. Consistent with the foregoing, sales of low margin Apparel fabrics continue to decline and now represent less than 2 1/2% of the Company's sales. The Company's management continues to de-emphasize fabrics and markets with low margins, such as duck and Apparel while focusing on expanding sales of the high margin products and designs in the decorative fabrics sector of the home furnishings markets.

Specialty markets sales included, net sales of $2,407,000 and $4,729,000 for JICR were recorded respectively in the three months and six months ended June 29, 1996. Such latter period is reflective of the full consolidation of JICR into the Company's operations during the transition period ended December 30, 1995. At June 29, 1996, the sales backlog of the Company was approximately $ 73,964,000 compared to sales backlog of approximately $64,399,000 at December 30, 1995 and $63,254,000 at June 30, 1995. The backlog at June 29, 1996 includes approximately $12,914,000 for T.J. Beall which would not be reflected in the June and December 1995 amounts since these periods preceded the acquisition of T.J. Beall. Management believes the comparable decrease in sales backlog (after excluding the T.J. Beall backlog) is representative of continued softness in the markets served by the Company.

Cost of sales decreased in the three months ended June 29, 1996 to $67,510,000 from $71,368,000 for the comparable 1995 period primarily as a result of decreased sales discussed above. Gross margin was approximately 17.4% for the three months ended June 29, 1996 compared to approximately 17.8% for the three months ended June 30, 1995 and was approximately 17.8% for the six months ended June 29, 1996 compared to approximately 18.8% for the six months ended June 30, 1995. This decrease was primarily the result of two factors. Decreased sales caused reduced productivity and utilization of plant and equipment and resulted in slightly lower margins. To a lesser degree, the price of raw materials used during the three and six months ended June 29, 1996 were slightly higher than the respective periods in 1995 but have stabilized relatively in comparison to the volatility experienced during mid-late year in 1995. The Company has generally been unable to pass such increased costs on to its customers. However, management continues to be encouraged by the improvement in gross margin during the three months and six months ended June 29, 1996 (17.4% and 17.8% respectively) versus the transition period ended December 30, 1995 gross margin of 14%. This approximate 4% increase is due to raw material costs (although still high) receding from their record levels in July 1995.

Selling, general, and administrative expenses of $6,577,000 for the three months and $13,130,000 for the six months ended June 29, 1996 decreased by $268,000 and $407,000, respectively, compared to the same periods in the prior year. While no assurances can be given, management believes that synergies expected to be achieved upon integration of Johnston and Jupiter operations will result in further reductions in selling, general, and administrative expenses. The full impact of the synergies and operational integration on selling, general, and administrative expenses is not expected to be completely realized until 1997.

In February 1996, the Company announced that it was closing Wellington's Tarboro plant in an effort to realign and consolidate certain operations, concentrate capital resources on more profitable operations, and better position itself to achieve its strategic corporate objectives. As a result of closing this facility, the Company recorded a $6,532,000 non-recurring impairment charge during the transition period ended December 30, 1995 and a further $2,252,000 non-recurring restructuring charge to operations during the six months ended June 29, 1996. Through June 29, 1996, approximately $456,000 of costs have been charged to reserves established for closing of the Tarboro facility. (See Note 3 of the condensed consolidated financial statements for further discussion.)

Depreciation and amortization expense for the three months ended June 29, 1996 increased $1,147,000 compared to the three months ended June 30, 1995 and depreciation and amortization expense increased $1,665,000 for the six months ended June 29, 1996 as compared to the six months ended June 30, 1995. The increased depreciation resulted from additional depreciation based on the Company's capital investment program to upgrade machinery and equipment to state-of-the-art levels, and to move into new, more profitable, markets and additional depreciation related to the Company's step-up in basis of property, plant, and equipment in connection with the Jupiter acquisition.

Interest expense for the three months and six months ended June 29, 1996 was $2,885,000 and $5,187,000 reflecting increases of $844,000 and $1,027,000 respectively as compared to the three months and six months ended June 30, 1995. Such increases were reflective of higher average borrowings through the Company's credit facilities during the three months and six months ended June 29, 1996. The majority of the increased borrowings were deployed to complete the acquisition of the minority interest in Jupiter.

The provision for income taxes was $244,000 for the three months ended June 29, 1996. The benefit for income taxes of $403,000 for the six months ended June 29, 1996 largely reflects a tax benefit related to the indirect majority owned subsidiary, Wellington, which was recorded during the first quarter of 1996.

Conversely, for the three and six months ended June 30, 1995, the Company recorded income tax provisions of $592,000 and $6,016,000 respectively. The effective tax rates for the three and six months are 51.2% and 43.1% respectively due to the impact of the tax provision on equity investments.

The income/loss on the minority interest in consolidated subsidiary from continuing operations reflects the minority shareholders' proportionate share in the earnings (losses) for the applicable periods of Wellington through March 28, 1996, the merger date. Only the proportionate interest in Wellington is applicable because Wellington represents the continuing textile operations of Jupiter.

As discussed above, the portfolio investment business of Jupiter and GWI is in the process of being marketed and sold. Since this business formerly was treated as an operating segment, such operation has now been classified as a discontinued operation. Accordingly, the three months ended June 30, 1995 have been restated reflecting income from such discontinued operations of $686,000 net of taxes of $1,680,000 and minority interest in income of $982,000. Additionally, the six months ended June 30, 1995 have been restated reflecting income from such discontinued operations of $791,000 net of taxes of $1,925,000
and minority interest in income of $1,165,000.   For the three months ended

June 29, 1996, income from the discontinued operations was $2,441,000 net of applicable taxes of $839,000 and for the six months ended June 29, 1996, income from discontinued operations was $4,889,000 net of income taxes of $5,107,000 and minority interest in income of $1,083,000. Income from discontinued operations is mainly reflective of gains on the sale of the Company's investment in EMC Corporation and Viasoft during the quarter ended March 30, 1996 and gains on the sale of Fuisz and Zoll Medical during the quarter ended June 29, 1996. During the quarter ended March 30, 1996, and in connection with the classification of the investment portfolio business as discontinued operations, the Company recorded a loss on disposal of Jupiter of $1,479,000 net of the applicable income tax benefit of $2,801,000. This loss is mainly reflective of the write-down of the remaining portfolio investments from the values previously established by Jupiter's Board of Directors. Such write-down was recorded to reduce the investments to their estimated fair value which is expected to be realized upon the sale of such investments within one year versus the value of these investments held on a long-term basis.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 29, 1996 was $75,701,000 representing a ratio of current assets to current liabilities of 2.5 to 1.

On March 28, 1996, the Company signed a new credit agreement with a syndicate of banks (the "Credit Agreement") to provide aggregate loans of up to $160,000,000 to repay existing indebtedness, to provide funds used to acquire the remaining outstanding shares of the common stock of Jupiter and to finance working capital needs. The Credit Agreement provides for revolving credit loans (the "Revolver") of up to $80,000,000, a term loan for $40,000,000 ("Term Loan A") and a term loan for an additional $40,000,000 ("Term Loan B"). Borrowings under the Revolver and the Term Loan A mature on March 28, 2001 and Term Loan B matures on March 28, 2003. The term loans are repayable in quarterly installments starting in 1997.

Under the terms of the Credit Agreement, substantially all assets are pledged as collateral for the borrowings under the Credit Agreement. The Credit Agreement requires the Company to maintain certain financial ratios and specified levels of tangible net worth. The Credit Agreement places a limit on the Company's level of capital expenditures and type of mergers or acquisitions. The Credit Agreement permits the Company to pay dividends on its Common Stock provided it is in compliance with various covenants and provisions contained therein, which among other things limit dividends and restrict investments to the lesser of (x) 20% of total assets of the Company, on a fully consolidated basis, as of the date of determination thereof, or (y) $5,000,000 for the period commencing on January 1, 1996 and ending on December 31, 1996 or
(z) $5,000,000 plus 50% of cumulative consolidated net income for the period commencing January 1, 1997, minus 100% of cumulative consolidated net loss for the consolidated entities for such period, as calculated on a cumulative basis as of the end of each fiscal quarter of the consolidated entities with reference to the financial statements for such quarter.

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

Prior to June 28, 1996, the Credit Agreement included a covenant which required the Company to maintain a minimum tangible net worth of $50 million. Such covenant was entered into by the parties based on certain assumptions with respect to the accounting treatment of the acquisition of Jupiter. In preparing its quarterly financial information, the Company made adjustments to its purchase accounting treatment of the Jupiter acquisition due to certain step acquisition accounting requirements. Such adjustments resulted in an increase in goodwill and a decrease in tangible net worth to $45.9 million. On June 28, 1996, the syndicate of banks amended the covenant to a minimum tangible net worth of $44 million and waived the event of non-compliance. As of June 29, 1996, the Company was in compliance with such covenant.

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

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

                          PART II.   OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     No reportable legal proceedings arose in the quarter ended June 29, 1996. There have been no material developments in the legal proceedings reported in the Company's Form 10-K for the Transition Period ended December 30, 1995.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

           3.2(a)  By-Laws of Johnston Industries, Inc.
           3.2(b) Amendment to By-Laws of Johnston Industries, Inc. 3.2(c) Amendment to By-Laws of Johnston Industries, Inc.
           11      Statements of Computation of Per Share Earnings
           27.1    Financial Data Schedule (Filed Electronically)
           27.2    Financial Data Schedule (Filed Electronically)


   (b)  Reports on Form 8-K

          (I)  None.

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

                                   SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the undersigned has duly caused this report to be filed on its behalf by the undersigned hereto duly authorized.


                                              JOHNSTON INDUSTRIES, INC.


Dated:  August 13, 1996                       By: /s/John W. Johnson
                                                  ------------------
                                                  John W. Johnson
                                                  Vice President
                                                  Chief Financial Officer




                                             By:  /s/John W. Johnson
                                                  ------------------
                                                  John W. Johnson
                                                  (Principal Accounting Officer)