Form 10-Q
period 1996-09-28
JOHNSTON INDUSTRIES INC
filed 1996-11-12
CIK 41017

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 28, 1996
----------------------------------------
Commission file number 1-6687
                       ------
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

Yes     [X]      No      [ ]

The number of shares outstanding of the Registrant's Common Stock as of September 28, 1996 was 10,362,874 shares.

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

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
         (In Thousands of Dollars, Except Share and Per Share Amounts)

                                                                           SEPTEMBER 28,  1996      DECEMBER 30,  1995
                                                                           -------------------      ------------------
                                                                           (Unaudited)
ASSETS
Current Assets
    Cash and Cash Equivalents                                             $        3,510             $        1,471
    Accounts and Notes Receivable
       (Less Allowance for Doubtful Accounts
       of $1,823 and $1,772)                                                      41,549                     42,218
    Income Taxes Receivable                                                        1,416                      1,310
    Inventories                                                                   58,087                     52,951
    Prepaid Expenses and Other                                                     3,482                        763
    Deferred Income Taxes                                                            981                        919
    Assets Held for Sale                                                           4,651                      5,462
    Net Assets of Discontinued Operations                                          9,405                     17,793
                                                                          --------------             --------------
       Total Current Assets                                                      123,081                    122,887

Property, Plant, and Equipment - Net                                             127,231                    109,572

Intangible Asset - Pension                                                         2,464                      2,464
Goodwill                                                                          14,258
Other Assets                                                                       4,970                      5,616
                                                                          --------------             --------------

Total Assets                                                              $      272,004             $      240,539
                                                                          ==============             ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Current Maturities of Long-Term Debt                                  $        4,388             $          206
    Accounts Payable                                                              22,846                     26,901
    Accrued Expenses                                                              15,885                     12,422
                                                                          --------------             --------------
       Total Current Liabilities                                                  43,119                     39,529

Long-Term Debt                                                                   147,275                    110,758
Other Liabilities                                                                 14,678                     13,791
Deferred Income Taxes                                                              7,894                      3,314
Commitments and Contingencies
Minority Interest in Consolidated Subsidiary                                                                 17,968

Stockholders' Equity:
    Preferred Stock, par value $.01 per share;
       Authorized 3,000,000 shares; Issued
       325,000 shares and 0 shares                                                     3
    Common Stock, par value $.10 per share;
       Authorized 20,000,000 shares; Issued
       12,449,391 and 12,426,891 shares                                            1,250                      1,243
    Additional Paid-In Capital                                                    23,655                     17,293
    Retained Earnings                                                             46,233                     46,505
                                                                          --------------             --------------
    Total                                                                         71,141                     65,041

    Less Treasury Stock, 2,086,517 and 1,861,912
       shares at cost                                                            (10,349)                    (8,108)
    Less Minimum Pension Liability Adjustment, Net
       of Tax Benefit                                                             (1,754)                    (1,754)
                                                                          --------------             --------------
    Stockholders' Equity                                                          59,038                     55,179
                                                                          --------------             --------------

Total Liabilities and Stockholders' Equity                                $      272,004             $      240,539
                                                                          ==============             ==============

See notes to condensed consolidated financial statements.

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (In Thousands of Dollars, Except Per Share Amounts)

                                                                 FOR THE THREE                       FOR THE THREE
                                                                 MONTHS ENDED                        MONTHS ENDED
                                                        SEPTEMBER 28,    SEPTEMBER 30,      SEPTEMBER 28,    SEPTEMBER 30,
                                                        -------------    -------------      -------------    -------------
                                                            1996             1995               1996             1995
                                                            ----             ----               ----             ----
Net Sales                                                $   77,071      $   72,893           $ 242,844      $  250,202
                                                         ----------      ----------           ---------      ----------
 Costs and Expenses:
     Cost of Sales, excluding Depreciation
       and Amortization                                      62,514          62,034             198,781         205,947
     Selling, General, and Administrative                     6,013           6,668              19,143          20,205
     Restructuring Charges                                      433                               2,685
     Depreciation and Amortization                            5,063           4,497              14,849          12,618
                                                         ----------      ----------           ---------      ----------
        Total Costs and Expenses                             74,023          73,199             235,458         238,770
                                                         ----------      ----------           ---------      ----------
 Income (Loss) from Operations                                3,048            (306)              7,386          11,432

 Other Expenses (Income):
     Interest Expense                                         2,986           1,998               8,173           6,158
     Interest Income                                            (51)            (27)               (190)           (128)
     Other - Net                                                407            (216)                115           1,407
                                                         ----------      ----------           ---------      ----------
        Total Other Expenses                                  3,342           1,755               8,098           7,437

 Equity in Earnings (Loss) of Equity Investments                                                                    (40)
                                                         ----------      ----------           ---------      ----------
 Income (Loss) from Continuing Operations Before
     Tax Provision, Minority Interest in Consolidated
     Subsidiary, and Extraordinary Item                        (294)         (2,061)               (712)          3,955
 Provision (Benefit) for Income Taxes                           (21)           (632)               (424)          1,961
 (Loss) Income of Minority Interest in Consolidated
     Subsidiary from Continuing Operations                                      (65)              1,200            (600)
                                                         ----------      ----------           ---------      ----------
 Income (Loss) from Continuing Operations                      (273)         (1,494)                912           1,394

DISCONTINUED OPERATIONS:
Income (Loss) from Discontinued Operations of Jupiter
    National (less applicable income tax provision
    (benefit) of ($70) and (433) for the three months
    and $5,037 and $1,348 for the nine months,
    respectively) net of minority interest in income
    (loss) of $0 and and (489) for the three months and
    $1,083 and $676 for the nine months, respectively          (711)           (368)              4,722             423
Loss on Disposal of Jupiter National, including
    provision of $328 for the three months (less
    applicable income tax benefit of $377) and $628
    for the nine months (less applicable income tax
    benefit of $3,178)                                   $    3,178)           (167)             (2,190)
                                                         ----------      ----------          ---------      ----------
Income (Loss) from Discontinued Operations                     (878)           (368)              2,532             423
                                                         ----------      ----------           ---------      ----------

EXTRAORDINARY ITEM, (less applicable income taxes of
    $323), - Loss on Early Extinguishment of Debt                                                   527
                                                         ----------      ----------           ---------      ----------
        Net Income (Loss)                                    (1,151)         (1,862)              2,917           1,817

Preferred Dividends                                              41                                  84               -
                                                         ==========      ==========           =========      ==========
Earnings (Loss) Applicable to Common Stock
                                                         $   (1,192)     $   (1,862)          $   2,833      $    1,817
                                                         ==========      ==========           =========      ==========

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)- CONTINUED
                    (In Thousands, Except Per Share Amounts)

                                                                FOR THE THREE                           FOR THE NINE
                                                                 MONTHS ENDED                           MONTHS ENDED
                                                       SEPTEMBER 28,       SEPTEMBER 30,       SEPTEMBER 28,       SEPTEMBER 30,
                                                            1996               1995                1996                1995
                                                    ------------------  ------------------  ------------------  ------------------
Earnings (Loss) Per Common Share:
    Continuing Operations                               $       (.03)      $       (.14)        $        .08         $       .13
    Discontinued Operations                                     (.09)              (.04)                 .23                 .04
    Extraordinary Item                                                                                  (.05)
                                                        ------------       ------------         ------------         -----------
       Total                                            $       (.12)      $       (.18)        $        .26         $       .17
                                                        ============       ============         ============         ===========
Dividends Per Share                                     $        .10       $        .10         $        .30         $       .30
                                                        ============       ============         ============         ===========
Weighted Average Number of Common
    and Common Equivalent Shares Outstanding                  10,363             10,565               10,704              10,659
                                                        ============       ============         ============         ===========



See notes to condensed consolidated financial statements.

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (In Thousands of Dollars)


                                                                                     FOR THE NINE
                                                                                     MONTHS ENDED
                                                                                     ------------
                                                                            SEPTEMBER 28,     SEPTEMBER 30,
                                                                            -------------     -------------
                                                                                1996              1995
                                                                                ----              ----
Cash Flows from Operating Activities:
Net Income from Continuing Operations                                        $        912      $      1,394
                                                                             ------------      ------------
Adjustments to Reconcile Net Income from Continuing
    Operations to Net Cash from Operating Activities:
    Depreciation and Amortization                                                  14,849            12,618
    Provision for Doubtful Accounts                                                   235               150
    Undistributed Loss in Unconsolidated Affiliates                                                      40
    Gain on Sales of Assets                                                            91                 8
    (Increase) Decrease - Assets:
       Accounts and Notes Receivable                                               (1,861)           (8,421)
       Inventories                                                                  3,370             5,925
       Deferred Income Taxes                                                         (462)               -
       Other Assets                                                                (1,341)           (2,476)
    Increase (Decrease) - Liabilities:
       Accounts Payable                                                             2,267               (49)
       Accrued Expenses                                                             2,051               259
       Income Taxes Payable                                                         1,461            (1,997)
       Deferred Income Taxes                                                                            140
       Other Liabilities                                                              949             1,605
       (Loss) Income in Minority Interest of Consolidated Subsidiary               (1,200)              600
    Other - Net                                                                                         101
                                                                             ------------      ------------
       Total Adjustments                                                           20,409             8,503
                                                                             ------------      ------------
    Net Cash Provided by Continuing Operations                                     21,321             9,897
                                                                             ------------      ------------

    Discontinued Operations:
       Income from Discontinued Operations                                          4,722               423
       Loss on Disposal of Discontinued Operations                                 (2,190)
       Cash Provided by Discontinued Operations                                    16,577             1,295
       Items Not Affecting Cash, Net                                               (9,619)           (4,958)
                                                                             ------------      ------------
    Net Cash Provided by Discontinued Operations                                    9,490            (3,240)
                                                                             ------------      ------------
       Net Cash Provided by Operating Activities                                   30,811             6,657
                                                                             ------------      ------------

Cash Flows From Investing Activities:
    Additions to Property, Plant, and Equipment                                   (14,893)          (23,226)
    Increase (Decrease) in Non-Operating Accounts Payable                          (6,873)            7,941
    Purchase of Minority Interest in Jupiter National                             (37,693)
    Purchase of T.J. Beall, Net of Cash Acquired                                     333
    Purchases of Investments                                                                         (3,909)
                                                                             ------------      ------------
       Net Cash Used In Investing Activities                                      (59,126)          (19,194)
                                                                             ------------      ------------

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED
                           (In Thousands of Dollars)


                                                                                           FOR THE NINE
                                                                                           MONTHS ENDED
                                                                                           ------------
                                                                            SEPTEMBER 28,  1996       SEPTEMBER 30, 1995
                                                                            -------------------       ------------------
Cash Flows From Financing Activities:
    Principal Payments of Long-Term Debt                                          (109,812)                  (4,627)
    Proceeds From Issuance of Long-Term Debt                                       159,532                   18,053
    Payments Under Line-of-Credit Agreements                                       (18,000)                 (23,300)
    Borrowings Under Line-of-Credit Agreements                                       4,750                   25,200
    Purchase of Treasury Stock, at Cost                                             (2,241)                    (180)
    Proceeds from Issuance of Common Stock                                             164                       48
    Extraordinary Item, Loss on Extinguishment of Debt                                (850)
    Dividends Paid                                                                  (3,189)                  (3,170)
                                                                             -------------            -------------
       Net Cash Provided by Financing Activities                                    30,354                   12,024
                                                                             -------------            -------------
Net Increase (Decrease) in Cash and Cash Equivalents                                 2,039                     (513)

Cash and Cash Equivalents, Beginning of Period                                       1,471                    3,323
                                                                             -------------            -------------
Cash and Cash Equivalents, End of Period                                     $       3,510            $        2810
                                                                             =============            =============

Supplemental Disclosures of Cash Flow Information:
       Interest Paid                                                         $      10,171            $       6,952
       Income Taxes Paid                                                     $       4,120            $       3,418

Supplemental Disclosures of Non Cash Investing Information:
  On March 25, 1996, the Company acquired T.J. Beall in exchange for 325,000 shares of preferred stock at a stated value of $10 per share.

  In connection with the March 28, 1996 acquisition of the Jupiter National, Inc. minority interest, the Company issued 410,514 incentive stock options and 99,816 non-qualified stock options with an aggregate value of $2,958,439 in exchange for certain Jupiter options having a similar value.

See notes to condensed consolidated financial statements

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



 1.      BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements for the nine months ended September 28, 1996 and September 30, 1995 are unaudited. The September 30, 1995 statements included the accounts of Johnston Industries, Inc. ("Johnston"), its wholly owned subsidiaries, Southern Phenix Textiles, Inc. ("Southern Phenix") and Opp and Micolas Mills, Inc. ("Opp and Micolas"), and its majority-owned subsidiary, Jupiter National, Inc. ("Jupiter") and Jupiter's wholly-owned subsidiaries, Wellington Sears Company ("Wellington") and Greater Washington Investments, Inc. ("GWI").

         On April 3, 1996, after the acquisition by Johnston of the minority interest in Jupiter (see note 2), Jupiter was merged into Opp and Micolas. At the close of business on June 29, 1996, the name of Opp and Micolas was changed to Johnston Industries Alabama, Inc. ("JI Alabama"). Southern Phenix and Wellington were merged into JI Alabama and Johnston Industries Composite Reinforcements, Inc. ("JICR" formerly Tech Tech Textiles, USA), T.J. Beall Company ("TJB") and
         GWI became subsidiaries of JI Alabama.

         The September 28, 1996 statements include the accounts of Johnston, its direct wholly owned subsidiary, JI Alabama and its indirect wholly owned subsidiaries, JICR, TJB, and GWI (collectively, the "Company").

         In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Operating results for the three months and nine months ended September 28, 1996 are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Transition Report on Form 10-K for the period July 1, 1995 to December 30, 1995 and in the Company's Quarterly Reports on Form 10-Q for the quarters ended June 29, 1996 and March 30, 1996. Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements included in the Company's Transition Report on Form 10-K for the period July 1, 1995 to December 30, 1995.

2.       JUPITER NATIONAL

         Acquisition of Minority Interest

         On March 28, 1996, the Company consummated the acquisition of the remaining outstanding shares of Jupiter at a purchase price of $33.97 per share. Total purchase consideration was approximately $45,950,000 which included payments of $39,000,000 to stockholders, and certain holders of options to purchase common stock and the assumption of certain Jupiter options by Johnston. Other acquisition costs included approximately $5,488,000 of merger related expenses paid by Jupiter less a reduction for Johnston equity-related deferred taxes of

         $1,432,000. The acquisition was accounted for under the purchase method of accounting as a "step acquisition" resulting in a partial step-up in Jupiter's tangible assets. At September 28, 1996 the Company had recorded goodwill of $12,196,000 which will be amortized over 20 years.

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

                                                                             Nine Months Ended
                                                                             -----------------
                                                                    September 28, 1996    September 30, 1995
                                                                    ------------------    ------------------
         Net Sales                                                        $242,844,000          $250,202,000

         Earnings (Loss) from Continuing Operations                           (735,000)            1,102,000
         Earnings (Loss) from Discontinued Operations                        3,769,000            (1,900,000)
         Loss from Extraordinary Item                                         (527,000)             (527,000)
                                                                          ------------          ------------
         Earnings Applicable to Common Stock                              $  2,507,000          $  1,325,000
                                                                          ============          ============

         Earnings (Loss) Per Share
             Continuing Operations                                        $       (.07)         $        .10
             Discontinued Operations                                               .35                  (.18)
             Extraordinary Item                                                   (.05)                 (.05)
                                                                          ------------          ------------
                 Total                                                    $        .23          $       (.13)
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

         Income before taxes from discontinued operations includes net realized and unrealized gains from investments of approximately $13,818,000 less interest expense and operating expenses. The gains from investments are mainly due to gains realized on the sale of the Company's investment in EMC Corporation, Viasoft, Fuisz and Zoll Medical during the nine months ended September 28, 1996.

         For the nine months ended September 28, 1996, the loss after income taxes for the disposal of the discontinued operations include a $2,122,000 write down for the carrying value after considering liquidiation plans on disposal of the remaining portfolio investments and related debt as well as a $319,000 provision for future operating costs.

3.       RESTRUCTURING CHARGES

         In February 1996, the Company announced that it was closing Wellington's Tarboro facility ("Tarboro") in an effort to realign and consolidate certain operations, concentrate capital resources on more profitable operations and better position itself to achieve its strategic corporate objectives. All activities related to the closing are expected to be completed within one year of the announcement. In December 1995, the Company recorded a write down of $6,532,000 for an impairment in the value of Tarboro's property, plant and equipment. During the nine months ended September 28, 1996, the Company recorded restructuring charges totaling $4,551,000 which includes $1,619,000 related to write-downs of accounts receivable and inventory, $834,000 for severance costs, $433,000 for relocating production equipment $964,000 for actual operating losses and $910,000 for other costs related to the operation. Of these restructuring costs, $1,866,000, representing the minority interest (the portion of Wellington not owned by Johnston), has been recorded as part of the cost of acquiring Jupiter, with the remaining $2,685,000 recorded as an expense on the consolidated statement of income.

         The plan for the closing of the Tarboro facility called for termination of 168 employees with various job descriptions at the facility. As of September 28, 1996, 162 employees had been terminated. Through September 28, 1996 approximately $1,331,000 have been charged to the reserves established for the closing. These costs included $367,000 related to severance costs.

4.       INVENTORIES

         Inventories consisted of the following at September 28, 1996 and December 30, 1995:

                                                        SEPTEMBER 28, 1996        DECEMBER 30, 1995
                                                        ------------------        -----------------
         Finished Goods                                     $ 28,962,000              $ 22,982,000
         Work-In Process                                       8,876,000                15,595,000
         Raw Materials and Supplies                           20,249,000                14,374,000
                                                            ------------              ------------
         Total                                              $ 58,087,000              $ 52,951,000
                                                            ============              ============

5.       LONG-TERM FINANCING AND SHORT-TERM BORROWINGS

         Long-term debt and short-term borrowings consisted of the following at September 28, 1996 and December 30, 1995:

                                                        SEPTEMBER 28, 1996        DECEMBER 30, 1995
                                                        ------------------        -----------------
         Johnston Industries, Inc.
           Lines of Credit Borrowings                       $          0             $  13,250,000
           Term Loans                                         74,500,000                         0
           Revolving Credit Loans                             75,399,000                45,000,000
           Purchase Money Mortgage Debt                        1,130,000                 1,174,000
                                                            ------------             -------------
                                                             151,029,000                59,424,000


         Wellington Sears Company
           Revolving Credit Loan                                       0                27,471,000
           Term Loan                                                   0                18,594,000
           Equipment Loans                                             0                 4,806,000
           Amounts Due Former Affiliates
             of Polylok                                            8,000                    13,000
           Other Debt                                            626,000                   656,000
                                                            ------------             -------------
                                                                 634,000                51,540,000

                                                            ------------             -------------
           Total                                             151,663,000               110,964,000
         Less Current Maturities                              (4,388,000)                 (206,000)
                                                            -----------              ------------
                                                            $147,275,000             $ 110,758,000
                                                            ============             =============




         Johnston Industries, Inc.
         Credit Agreement

         On March 28, 1996, the Company signed a new credit agreement with a syndicate of banks (the "Credit Agreement") to provide aggregate loans of up to $160,000,000 to repay existing indebtedness, to provide funds used to acquire the remaining outstanding shares of the common stock of Jupiter and to finance working capital needs. The Credit Agreement provides for revolving credit loans (the "Revolver") of up to $80,000,000, a term loan for $40,000,000 ("Term Loan A") and a term loan for an additional $40,000,000 ("Term Loan B"). Borrowings under the Revolver and the Term Loan A mature on March 28, 2001, and Term Loan B matures on March 28, 2003. The term loans are repayable in quarterly installments starting in 1997.

         Covenants and Restrictions

         Under the terms of the Credit Agreement, substantially all assets are pledged as collateral for the borrowings under the Credit Agreement. The Credit Agreement requires the Company to maintain certain financial ratios and specified levels of tangible net worth. The Credit Agreement places a limit on the Company's level of capital expenditures and its ability to effect certain type of mergers or acquisitions. The Credit Agreement permits the Company to pay dividends on its Common Stock provided it is in compliance with various covenants and provisions contained therein, which among other things limit dividends and restrict investments to the lesser of (x) 20% of total assets of the Company, on a fully consolidated basis, as of the date of determination thereof, or (y) $5,000,000 for the period commencing on January 1, 1996 and ending on December 31, 1996 or (z) $5,000,000 plus 50% of cumulative consolidated net income for the period commencing January 1, 1997, minus 100% of cumulative consolidated net loss for the consolidated entities for such period, as calculated on a cumulative basis as of the end of each fiscal quarter of the consolidated entities with reference to the financial statements for such quarter.

         The Credit Agreement includes covenants which requires the Company to maintain certain financial ratios and specified levels of tangible net worth. As of September 28, 1996, the Company is in compliance with such covenants.

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

         Cotton Put Contracts

         Depending on the conditions within the cotton market, the Company may from time to time purchase cotton puts to reduce or eliminate the risk of price fluctuation for its operations using cotton as a raw material. At September 28, 1996, the Company owned 900 cotton put contracts with a cost of approximately $270,000, a fair value of $32,000, and maturity dates of December 6, 1996. During the quarter ended September 28, 1996, the Company recorded an unrealized loss on valuation of $238,000 related to the 900 put contracts held at September 28. Additionally, during the nine months ended September 28, 1996, the Company executed two transactions in which it bought and sold cotton puts realizing a net pre-tax profit of $626,000. The gains and losses are included in Other-Net Income on the condensed consolidated statements of income. As sales contracts are completed, puts covering an analogous amount of raw cotton are to be sold. The value of puts owned will be adjusted to market value during the period such puts are outstanding.

7.       EARNINGS PER SHARE

         Earnings per share for the nine months ended September 28, 1996 and September 30, 1995 were calculated based on the weighted average number of shares of common and common equivalent shares outstanding during the periods. Earnings per share for the three months ended September 28, 1996 and September 30, 1995 were calculated based on the weighted average number of shares outstanding only due to the antidilutive effect of including common equivalent shares in periods reporting a loss. Preferred dividends were deducted from net income to compute earnings applicable to common stock. Additionally, earnings
         (loss) per share were computed for continuing operations, discontinued operations, and extraordinary item.

8.       INCOME TAXES

         The provision for income taxes from continuing operations as computed under Financial Accounting Standards Board Standard No. 109, "Accounting for Income Taxes", is comprised of the following for the nine months ended September 28, 1996 and September 30, 1995:

                                                                     1996                 1995
                                                                     ----                 ----
             Federal:
                 Current                                        $   (528,000)          $   915,000
                 Deferred                                            (50,000)              705,000
                                                                ------------           -----------
                                                                    (578,000)            1,620,000

             State:
                 Current                                              77,000               161,000
                 Deferred                                             77,000               180,000
                                                                ------------            ----------
                                                                     154,000               341,000

             Provision (benefit) for income taxes               $   (424,000)           $1,961,000
                                                                ============            ==========

         The reconciliation of the Company's effective income tax rate to the Federal statutory rate from continuing operations of 34% for the nine months ended September 28, 1996 and September 30, 1995 follows:

                                                                      1996                1995
                                                                      ----                ----
             Federal income taxes at statutory rate              $  (242,000)          $ 1,345,000

             State income taxes, net of Federal tax benefit          102,000               328,000
             Equity in Income of Majority-Owned Subsidiary          (508,000)              204,000
             Amortization of Goodwill                                155,000
             Other - Net                                              69,000                84,000
                                                                 -----------           -----------
                                                                 $  (424,000)          $ 1,961,000
                                                                 -----------           -----------
             Effective rate                                             59.6%                 49.6%
                                                                 ===========           ===========

         The significant equity loss from continuing operations has distorted the 1996 effective rate which is usually comparable with the effective rate for the same period of the prior year.

9.       COMMITMENTS AND CONTINGENCIES

         Former Steel Fabrication Operations

         In 1981, a subsidiary of the Company closed a steel fabricating facility in Pennsylvania which it had operated before its closing. The facility was purchased from the Company and again operated as a steel fabricating facility by the new owner for approximately two years and, thereafter, was purchased by the present owner who also operated it as a steel fabricating facility for about three years. Since that time, the facility has been closed for several years but in 1995 the facility was being prepared by the present owner to be reopened as a rebar steel manufacturing facility.

         In February 1994, the operators of the facility filed a complaint in the United States District Court, Eastern District of Pennsylvania, Bethlehem Iron Works, Inc. and Steel Structures Corp. vs. Lewis Industries, Inc., Charles P. Lewis and Johnston Industries, Inc. No. 94-CV-0752, against previous owners and operators of the facility, including the Company, claiming contamination by a former Johnston subsidiary which had operated at the facility before its close in 1981. The complaint sought to hold predecessors in title and former operators at the site responsible for costs alleged to have been incurred to remediate the plant site by the present owners. A non-jury trial began in the United States District Court for the Eastern District of Pennsylvania on July 20, 1995 and was concluded on August 25, 1995. The plaintiffs' claim, which was revised during the course of the trial, alleged environmental cleanup costs and damages of $3.5 million, including interest through August 22, 1995. The Company disputed that the expenditures by the plaintiffs were incurred for response to contamination at the site and presented meritorious defenses against the imposition of such costs.

         An opinion and order of the Court was entered September 27, 1996. The Court found that under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), a Federal environmental statute, the plaintiffs failed to establish a threat to public health or welfare or the environment and therefore could only recover the response costs for initial monitoring and assessment in the amount of $65,778. The Court in considering the contribution claim filed by the Company apportioned the response costs based upon the following percentages: the Company 35%, the plaintiffs 65% and the other defendants 0%. Pursuant to CERCLA, judgment was entered against the Company in the net amount of $23,022 plus prejudgment interest in the amount of $3,660.

         The Court also allowed the plaintiffs to recover additional expenditures under the Pennsylvania Hazardous Sites Cleanup Act ("HSCA"), a Pennsylvania environmental statute. The Court inferred that the Pennsylvania General Assembly intended to establish a presumption under HSCA that the disposal of hazardous substances necessarily poses a threat to public health and natural resources and that liability under HSCA is not contingent upon a demonstrated threat to public health or the environment. The Court found that under HSCA, the plaintiffs could recover response costs in the amount of $1,992,705 after deducting the $65,778 already recoverable under CERCLA. The Court rejected the plaintiffs' claims that they were entitled to an additional $933,135 finding such expenditures to have been unnecessary and unreasonable or inappropriate for recovery under HSCA. Liability for the recovery under HSCA was apportioned in the same percentages as the liability under CERCLA. Accordingly, a judgment was entered against the Company for claims under HSCA in the net amount of $697,446 plus pre judgment interest in the amount of $90,088. The total judgment against the Company for both the CERCLA claims and the HSCA claims was $814,216, including prejudgment interest.

         A declaratory judgment was also entered for future response costs in accordance with the Court's allocation of liability for the contribution claims discussed above. The Company's management does not believe it prudent to reduce the $2,000,000 reserve established for claims asserted in this matter to the total judgment amount of $814,216 because of the declaratory judgment and the associated claim for additional as yet unspecified damages.

         On October 23, 1996, the Company filed an appeal to the United States Court of Appeals for the Third Circuit from the September 27, 1996 final judgment. The Company secured a stipulated order staying execution on the judgment until all rights of appeal have been exhausted. On November 7, 1996, the plaintiffs filed a cross-appeal with the Court of Appeals for the Third Circuit. Although management believes, based upon the currently available facts, that the reserve established for this matter is reasonable, the ultimate outcome of the Company's appeal and/or the plaintiffs' cross appeal or the range of the Company's future potential liability for response costs pursuant to the declaratory judgment cannot presently be determined.

         General

         The Company is periodically involved in legal proceedings arising out of the ordinary conduct of its business. Management does not expect that any of these legal proceedings or the legal proceedings discussed above, will have a material adverse effect on the Company's consolidated financial statements or consolidated results of operations.

10.      RELATED PARTY TRANSACTIONS

         Redlaw Industries, Inc. ("Redlaw"), a stockholder, is the commissioned sales agent for the Company for sales of the Company's products into Canada. For the nine months ended September 28, 1996, sales to Redlaw were $662,000 and as of September 28, 1996, accounts receivable from Redlaw was $470,000 and consignment inventory placed with Redlaw in Canada was $555,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL


Johnston Industries, Inc. ("Johnston") is a consolidated entity which includes its direct wholly owned operating subsidiary, Johnston Industries Alabama, Inc., and its indirect wholly own subsidiaries, Johnston Industries Composite Reinforcements, Inc. ("JICR") (formerly Tech Textiles, USA), T.J. Beall Company ("TJB"), and Greater Washington Investments, Inc. ("GWI") (collectively, the "Company").

The September 30, 1995 consolidated financial statements included the accounts of Johnston, its wholly owned subsidiaries, Southern Phenix Textiles, Inc. ("Southern Phenix") and Opp and Micolas Mills, Inc. ("Opp and Micolas"), and its majority-owned subsidiary, Jupiter National, Inc. ("Jupiter") and Jupiter's wholly-owned subsidiaries, Wellington Sears Company ("Wellington") and Greater Washington Investments, Inc. ("GWI"), (collectively, the "Company").

On March 28, 1996, the Company acquired the outstanding minority interest in Jupiter for a total purchase consideration of $45,950,000 which included payments of $39,000,000 to security holders. Thereafter, on April 3, 1996, Jupiter was merged into Opp and Micolas. At the close of business on June 29, 1996, the name of Opp and Micolas was changed to Johnston Industries Alabama, Inc. ("JI Alabama"), Southern Phenix and Wellington were merged into JI Alabama, and JICR, TJB and GWI became subsidiaries of JI Alabama.

Management's operating strategy calls for the divestiture of all non-textile investments, consisting primarily of the investment portfolio acquired in the merger, in order to allow management to focus its attention on the Company's core textile operations. Accordingly, all non-textile investments and operations are now held for disposition and the portfolio investment business is in the process of being marketed and sold. Through September 28, 1996, the Company had sold $35,000,000 of publicly traded portfolio investments. Such investment portfolio business has been classified as discontinued operations because such business formerly represented an operating segment of the Company. All prior period financial information has been restated in order to reflect Jupiter and GWI as discontinued operations.

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

RESULTS OF OPERATIONS

Results for the three months and nine months ended September 28, 1996 show marked improvement in comparison to the same periods ended September 30, 1995. While the quarter ended September 30, 1995 experienced record levels in pricing of the Company's raw materials, prices have subsided and, although still high, have resulted in improved margins for the third quarter of 1996. Markets for the Company's products have strengthened; however, certain segments of the economy remain weak as reflected in the market for the Company's upholstery and home furnishings fabrics. Results for the quarter ended

September 28, 1996 were adversely affected by restructuring charges in connection with relocation of selected manufacturing equipment from Wellington's Tarboro facility which has been closed. Restructuring charges related to the plant closing which were recorded in the quarter ended March 30, 1996 also adversely affected the nine months ended September 28, 1996.

Net sales for the three months ended September 28, 1996 were $77,071,000 compared to $72,893,000 for the same period in the prior year. Sales in the Automotive fabric market increased by $1,377,000, almost double the same period in 1995. Sales of Industrial fabrics increased marginally by $981,000 for the quarter compared to the prior year. Sales in the Specialty Products market grew by $3,345,000 reflecting the Company's acquisition of TJB in March of 1996. Sales of Upholstery/Furniture fabrics grew by $2,405,000 for the quarter despite a weak market, although sales of Home Products fabrics declined by $1,611,000 due to a continued weak market for such fabrics. Apparel fabric sales dropped by $1,243,000 reflecting the Company's de-emphasis of these low margin fabrics. Net sales for the nine months ended September 28, 1996 were $242,844,000 compared to $250,202,000 for the nine months ended September 30, 1995. Most prominent in the sales decline for such nine months compared same period in 1995 are Industrial and Apparel which dropped by $7,969,000 and $2,997,000, respectively. The decline in sales of Industrial fabrics for the nine months resulted from weakness in demand for abrasives and the Company's decision to exit markets for duck and certain filtration fabrics which were produced at JI Alabama's Langdale Plant. The duck and these particular filtration fabrics were low margin products manufactured on looms with old fly shuttle technology. Exiting these markets is in keeping with management's core operating strategy of product innovation, and capital investment in state-of-the-art technology, and focus on higher margin markets. Discontinued production of these particular fabrics is not expected to have a material impact on the Company's operations at the Langdale facility. Consistent with the foregoing, sales of low margin Apparel fabrics continue to decline and now represent less than 2% of the Company's sales. The Company's management continues to de-emphasize fabrics and markets with low margins, such as duck and apparel while focusing on expanding sales of the high margin products and designs in the decorative fabrics sector of the home furnishings markets. The decline in sales of Industrial and Apparel fabrics for the nine months was partially offset by a $4,273,000 increase in sales of Upholstery/Furniture fabrics. Such increase was attributable to increased sales to existing customers. Although, this increase reflects the net effect of sales volume to a large customer which was lost when they discontinued operations which used the Company's fabrics.

At September 28, 1996, the sales backlog of the Company was approximately $75,163,000 compared to sales backlog of approximately $64,399,000 at December 30, 1995 and $66,883,000 at September 30, 1995. The backlog at September 28, 1996 includes approximately $11,282,000 for TJB which would not be reflected in the September and December 1995 amounts since these periods preceded the acquisition of TJB. Management believes the comparable decrease in sales backlog (after excluding the TJB backlog) is representative of continued softness in certain markets served by the Company.

Cost of sales increased slightly in the three months ended September 28, 1996 to $62,514,000 from $62,034,000 for the comparable 1995 period, reflective of much improved operating margins, while sales increased by $4,178,000. Gross margin was approximately 18.9% for the three months ended September 28, 1996 compared to approximately 14.9% for the three months ended September 30, 1995 and was approximately 18.1% for the nine months ended September 28, 1996 compared to approximately 17.7% for the nine months ended September 30, 1995. This increase resulted largely from improvement in the price of raw materials and also from the Company's efforts to move away from certain low margin products while pursuing niche markets offering a higher return. Costs of raw materials have improved; although they have not returned entirely to the levels experienced prior to the inflationary period which began early in 1995. The Company has generally been unable to pass such increased costs on to its customers, and it is important to note that the improvement in cost of raw materials are expected to be realized in improved margins over a period of time as the Company turns its inventory of goods manufactured during the periods of inflated cost. However, management continues to be encouraged by the improvement in gross margin during the three months and nine months ended September 28, 1996 (18.9% and 18.1% respectively) versus the transition period ended December 30, 1995 gross margin of 14%.

Selling, general, and administrative expenses of $6,013,000 for the three months and $19,143,000 for the nine months ended September 28, 1996 decreased by $655,000 and $1,062,000, respectively, compared to the same periods in the prior year. While no assurances can be given, management believes that synergies expected to be achieved upon integration of Johnston and Jupiter operations will result in further reductions in selling, general, and administrative expenses. The full impact of the synergies and operational integration on selling, general, and administrative expenses are expected to be completely realized during 1997.

In February 1996, the Company announced that it was closing Wellington's Tarboro plant in an effort to realign and consolidate certain operations, concentrate capital resources on more profitable operations, and better position itself to achieve its strategic corporate objectives. As a result of closing this facility, the Company recorded a $6,532,000 non-recurring impairment charge during the transition period ended December 30, 1995 and a further $2,685,000 non-recurring restructuring charge to operations during the nine months ended September 28, 1996. Through September 28, 1996, approximately $1,331,000 of costs have been charged to reserves established for closing of the Tarboro facility. (See Note 3 of the condensed consolidated financial statements for further discussion.)

Depreciation and amortization expense for the three months ended September 28, 1996 increased $566,000 compared to the three months ended September 30, 1995 and depreciation and amortization expense increased $2,231,000 for the nine months ended September 28, 1996 as compared to the nine months ended September 30, 1995. The increased depreciation resulted from additional depreciation based on the Company's capital investment program to upgrade machinery and equipment to state-of-the-art levels, and to move into new, more profitable, markets and additional depreciation related to the Company's step-up in basis of property, plant, and equipment in connection with the Jupiter acquisition.

Interest expense for the three months and nine months ended September 28, 1996 was $2,986,000 and $8,173,000 reflecting increases of $988,000 and $2,015,000, respectively, as compared to the three months and nine months ended September 30, 1995. Such increases were reflective of higher average borrowings and higher average rates through the Company's credit facilities during the three months and nine months ended September 28, 1996. The majority of the increased borrowings were deployed to complete the acquisition of the minority interest in Jupiter.

There was a provision for income tax benefit of $21,000 for the three months ended September 28, 1996. The benefit for income taxes of $424,000 for the nine months ended September 28, 1996 largely reflects a tax benefit related to the indirect majority owned subsidiary, Wellington, which was recorded during the first quarter of 1996. Additionally, for the three and nine months ended September 30, 1995, the Company recorded income tax benefit of $632,000 and provision of $1,961,000 respectively.

The income/loss on the minority interest in consolidated subsidiary from continuing operations reflects the minority shareholders' proportionate share in the earnings (losses) for the applicable periods of Wellington through March 28, 1996, the merger date.

As discussed above, the portfolio investment business of Jupiter and GWI is in the process of being marketed and sold. Since this business formerly was treated as an operating segment, such operation has now been classified as a discontinued operation. Accordingly, the three months ended September 30, 1995 have been restated reflecting a loss from such discontinued operations of $368,000 net of tax benefit of $433,000 and minority interest in loss of $489,000. Additionally, the nine months ended September 30, 1995 have been restated reflecting income from such discontinued operations of $423,000 net of taxes of $1,348,000 and minority interest in income of $676,000. For the three months ended September 28, 1996, loss from the discontinued operations was $711,000 net of applicable tax benefit of $70,000 and for the nine months ended September 28, 1996, income from discontinued operations was $4,722,000 net of income taxes of $5,037,000 and minority interest in income of $1,083,000. Income from discontinued operations for the nine months ended September 28, 1996 is mainly reflective of gains on the sale of the Company's investment in EMC Corporation and Viasoft during the quarter ended March 30, 1996 and gains on the sale of Fuisz and Zoll Medical during the quarter ended June 29, 1996. During the nine months ended September 28, 1996, and in connection with the classification of the investment portfolio business as discontinued operations, the Company recorded a loss on disposal of Jupiter of $2,190,000 net of the applicable income tax benefit of $3,178,000. Such write-down was recorded to reduce the investments to their estimated fair value at acquisition date versus the value of these investments held on a long-term basis.

MATERIAL CHANGES IN FINANCIAL CONDITION

As a result of the merger of Jupiter into a subsidiary of Johnston, the Company has revalued certain Jupiter assets, mainly inventories and property, plant, and equipment. Due to Johnston's previous ownership interest in Jupiter, the acquisition of the remaining outstanding interest is accounted for a "step acquisition" resulting in a partial step-up in Jupiter assets. The Company recorded such partial step-up in basis on such assets and has recorded goodwill of $12,196,000 which is to be amortized over 20 years.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 28, 1996 was $79,962,000 representing a ratio of current assets to current liabilities of 2.85 to 1.

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

Under the terms of the Credit Agreement, substantially all assets are pledged as collateral for the borrowings under the Credit Agreement. The Credit Agreement requires the Company to maintain certain financial ratios and specified levels of tangible net worth. The Credit Agreement places a limit on the Company's level of capital expenditures and its ability to effect certain type of mergers or acquisitions. The Credit Agreement permits the Company to pay dividends on its Common Stock provided it is in compliance with various covenants and provisions contained therein, which among other things limit dividends and restrict investments to the lesser of (x) 20% of total assets of the Company, on a fully consolidated basis, as of the date of determination thereof, or (y) $5,000,000 for the period commencing on January 1, 1996 and ending on December 31, 1996 or (z) $5,000,000 plus 50% of cumulative consolidated net income for the period commencing January 1, 1997, minus 100% of cumulative consolidated net loss for the consolidated entities for such period, as calculated on a cumulative basis as of the end of each fiscal quarter of the consolidated entities with reference to the financial statements for such quarter.

As of September 28, 1996, the Company had outstanding borrowings under the Credit Agreement of $151,663,000.

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

RISKS AND UNCERTAINTIES

Except for historical information contained herein, the matters set forth in this report are forward looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from those in, or which could be expected based on, such forward looking statements. The Company's expectations regarding future sales and profits assume, among other things, reasonable continued growth in the general economy which affects demand for the Company's products, and reasonable stability in raw materials pricing, changes in which affect customer purchasing decisions as well as the Company's prices and margins. The costs and benefits of the Company's discontinuance of Jupiter and GWI portfolio investments and the Tarboro disposition may vary from the Company's expectations due to various factors such as: higher or lower than anticipated proceeds from the sale of assets; the extent of management's ability to control duplications of costs, inefficiencies and overhead during the period of phasing out operations; and the difficulties inherent in forecasting the operating results of an operating mode different from that which exists at the time the forecast is made. For a further discussion of risks and uncertainties associated with the Company's business, readers are referred to the cautionary statement set forth in Item 1 of the Company's annual report on Form 10-K for the transition period ended December 30, 1995, which cautionary statement is incorporated by reference herein.

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

         No reportable legal proceedings arose in the quarter ended September 28, 1996.

         Former Steel Fabrication Operations

         In 1981, a subsidiary of the Company closed a steel fabricating facility in Pennsylvania which it had operated before its closing. The facility was purchased from the Company and again operated as a steel fabricating facility by the new owner for approximately two years and, thereafter, was purchased by the present owner who also operated it as a steel fabricating facility for about three years. Since that time, the facility has been closed for several years but in 1995 the facility was being prepared by the present owner to be reopened as a rebar steel manufacturing facility.

         In February 1994, the operators of the facility filed a complaint in the United States District Court, Eastern District of Pennsylvania, Bethlehem Iron Works, Inc. and Steel Structures Corp. vs. Lewis Industries, Inc., Charles P. Lewis and Johnston Industries, Inc. No. 94-CV-0752, against previous owners and operators of the facility, including the Company, claiming contamination by a former Johnston subsidiary which had operated at the facility before its close in 1981. The complaint sought to hold predecessors in title and former operators at the site responsible for costs alleged to have been incurred to remediate the plant site by the present owners. A non-jury trial began in the United States District Court for the Eastern District of Pennsylvania on July 20, 1995 and was concluded on August 25, 1995. The plaintiffs' claim, which was revised during the course of the trial, alleged environmental cleanup costs and damages of $3.5 million, including interest through August 22, 1995. The Company disputed that the expenditures by the plaintiffs were incurred for response to contamination at the site and presented meritorious defenses against the imposition of such costs.

         An opinion and order of the Court was entered September 27, 1996. The Court found that under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), a Federal environmental statute, the plaintiffs failed to establish a threat to public health or welfare or the environment and therefore could only recover the response costs for initial monitoring and assessment in the amount of $65,778. The Court in considering the contribution claim filed by the Company apportioned the response costs based upon the following percentages: the Company 35%, the plaintiffs 65% and the other defendants 0%. Pursuant to CERCLA, judgment was entered against the Company in the net amount of $23,022 plus prejudgment interest in the amount of $3,660.

         The Court also allowed the plaintiffs to recover additional expenditures under the Pennsylvania Hazardous Sites Cleanup Act ("HSCA"), a Pennsylvania environmental statute. The Court inferred that the Pennsylvania General Assembly intended to establish a presumption under HSCA that the disposal of hazardous substances necessarily poses a threat to public health and natural resources and that liability under HSCA is not contingent upon a demonstrated threat to public health or the environment. The Court found that under HSCA, the plaintiffs could recover response costs in the amount of $1,992,705 after deducting the $65,778 already recoverable under CERCLA. The Court rejected the plaintiffs' claims that they were entitled to an additional $933,135 finding such expenditures to have been unnecessary and unreasonable or inappropriate for recovery under HSCA. Liability for the recovery under HSCA was apportioned in the same percentages as the liability under CERCLA. Accordingly, a judgment was entered against the Company for claims under HSCA in the net amount of $697,446 plus pre judgment interest in the amount of $90,088. The total judgment against the Company for both the CERCLA claims and the HSCA claims was $814,216, including prejudgment interest.

         A declaratory judgment was also entered for future response costs in accordance with the Court's allocation of liability for the contribution claims discussed above. The Company's management does not believe it prudent to reduce the $2,000,000 reserve established for claims asserted in this matter to the total judgment amount of $814,216 because of the declaratory judgment and the associated claim for additional as yet unspecified damages.

         On October 23, 1996, the Company filed an appeal to the United States Court of Appeals for the Third Circuit from the September 27, 1996 final judgment. The Company secured a stipulated order staying execution on the judgment until all rights of appeal have been exhausted. On November 7, 1996, the plaintiffs filed a cross-appeal with the Court of Appeals for the Third Circuit. Although management believes, based upon the currently available facts, that the reserve established for this matter is reasonable, the ultimate outcome of the Company's appeal and/or the plaintiffs' cross appeal or the range of the Company's future potential liability for response costs pursuant to the declaratory judgment cannot presently be determined. (See Note 9 of the condensed consolidated financial statements.)


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibits

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





                                        JOHNSTON INDUSTRIES, INC.




Dated:  November 12, 1996               By:   /s/ John W. Johnson
                                              -----------------------
                                              John W. Johnson
                                              Vice President
                                              Chief Financial Officer




                                        By:   /s/ John W. Johnson
                                              -----------------------------
                                              John W. Johnson
                                              (Principal Accounting Officer)