Form 10-K
period 1996-12-28
JOHNSTON INDUSTRIES INC
filed 1997-04-11
CIK 41017

                                    FORM 10-K

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

|X|  Annual Report for the period from December 31, 1995 to December 28, 1996
     ------------------------------------------------------------------------

Commission file number 1-6687
                       ------

                            JOHNSTON INDUSTRIES, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                         11-1749980
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

105 Thirteenth Street, Columbus, Georgia                     31901
(Address of principal executive offices)                  (Zip Code)

                                 (706) 641-3140
                               -------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

                                                       NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                ON WHICH REGISTERED
     -------------------                                -------------------
Common Stock, $.10 Par Value                          New York Stock Exchange


Securities registered pursuant to Section 12 (g) of the Act: None
                                                             ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|.

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 14, 1997 was $41,615,807. The aggregate market value was computed by reference to the closing price of the stock on the New York Stock Exchange on such date.

For purposes of this response, executive officers, directors and Redlaw Industries, Inc. are deemed to be affiliates of the Registrant and the holdings by non-affiliates was computed as 5,840,815 shares.

The number of shares outstanding of the Registrant's Common Stock as of March 14, 1997 was 10,381,174 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A within 120 days of the close of the Registrant's fiscal year is incorporated by reference in answer to Part III but only to the extent indicated in Part III herein.

                                     PART I.

ITEM 1.           BUSINESS


GENERAL

         Johnston Industries, Inc. ("Johnston") is a consolidated entity which includes its direct wholly owned operating subsidiary, Johnston Industries Alabama, Inc. ("JI Alabama"), and its indirect wholly owned subsidiaries, Johnston Industries Composite Reinforcements, Inc. ("JICR") (formerly Tech Textiles, USA and JI International, Inc.), T.J. Beall Company ("TJB"), and Greater Washington Investments, Inc. ("GWI") (collectively, the "Company").

         Prior to April 3, 1996, consolidated financial statements included the accounts of Johnston, its wholly owned subsidiaries, Southern Phenix Textiles, Inc. ("Southern Phenix") and Opp and Micolas Mills, Inc. ("Opp and Micolas"), Johnston Industries Composite Reinforcements, Inc. (formerly Tech Textiles, USA and JI International, Inc.), and its then majority-owned subsidiary, Jupiter National, Inc. ("Jupiter") and Jupiter's wholly-owned subsidiaries, Wellington Sears Company ("Wellington") and Greater Washington Investments, Inc. ("GWI"), (for such periods, collectively, the "Company").

         Management's operating plans call for the judicious divestiture of all non-textile investments, consisting primarily of the investment portfolio acquired in the acquisition of the outstanding minority interest in Jupiter (the "Jupiter Acquisition"), in order to allow management to focus its attention on the Company's core textile operations. Accordingly, all non-textile investments and operations are now held for disposition and the portfolio investment business is in the process of being marketed and sold. From January 1, 1996 through December 28, 1996, the Company had sold $36,645,000 of publicly traded portfolio investments, including $20,468,000 which was sold prior to completion of the Jupiter Acquisition. (See "Business - Corporate Organization and History") All prior period financial information has been restated in order to reflect non-textile investments and operations as discontinued operations.

         On September 22, 1995, the Board of Directors of the Company authorized a change in the Company's fiscal year from a period beginning on July 1 and ending on June 30 to a variable period ending on the Saturday nearest to December 31.

         The Company engages in textile manufacturing through its wholly owned direct and indirect subsidiaries: JI Alabama, TJB and JICR, which in the aggregate utilize 4,029,000 square feet of manufacturing, warehouse and administrative facilities. For the year ended December 28, 1996, approximately 72% of the Company's fabric was manufactured for the home furnishings and industrial segments of the textile market; the balance was for the automotive segment, basic apparel, including commercial uniform manufacturers (ducks, twills and bull denims), and specialty markets, which in 1996 primarily involved sales of yarn, recycled textile fibers and multi-axial composite reinforcement fabrics. The following table sets forth the percentage of sales by product type:


                                          YEAR ENDED      SIX MONTHS ENDED            YEAR ENDED JUNE 30,
                                         DECEMBER 28,       DECEMBER 30,
                                             1996               1995               1995               1994
                                             ----               ----               ----               ----
Automotive                                     3%                 2%                 6%                10%
Industrial                                    24%                22%                25%                24%
Home Furnishing                               53%                57%                55%                57%
Apparel                                        2%                 3%                 4%                 7%
Specialty Markets                             17%                15%                 9%                 -
Miscellaneous                                  1%                 1%                 1%                 2%
                                             ---                ---                ---                ---
                                             100%               100%               100%               100%
                                             ===                ===                ===                ===

        In addition to sales in the United States, the Company also markets its products in Europe, Canada, Mexico, and other countries. For the year ended December 28, 1996, the international direct sales volume constituted approximately 4% of sales. Although no assurances can be given that its international expansion will be successful, the Company's goal is to eventually have international sales account for approximately 10% of its total sales revenue.

         The Company was selected as Textile World's 22nd Annual Model Mill in 1994 and its operating divisions have been selected as "Supplier of the Year" for various customers on numerous occasions including occasions during 1995 and 1996. On February 15, 1996, the Company was awarded ATI's ("America's Textiles International") first annual Award for Innovation.

         THE FOLLOWING DISCUSSION OF ASPECTS OF THE COMPANY'S BUSINESS AND PROPERTIES ALSO CONSTITUTES A CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for the first quarter of 1997, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

CUSTOMERS AND BACKLOG

         The Company sells its products to approximately 3,000 customers with net sales to the single largest customer accounting for 5%, 6%, 6%, and 11% of total sales for the fiscal year ended December 28, 1996, the six months ended December 30, 1995, and the fiscal years ended June 30, 1995, and 1994, respectively. Note that total sales for the purpose of the foregoing percentage calculation for the fiscal year ended June 30, 1994 did not include sales by Wellington as this period preceded the Company's majority ownership of Jupiter.

         The Company traditionally manufactures approximately 75% of its production against firm orders with finishing, packaging and other specifications generally determined by its customers. At December 28, 1996, the Company's backlog of orders was approximately $88,462,000 compared to $69,559,000 at December 30, 1995, $63,320,000 at June 30, 1995, and $45,136,000
at June 30, 1994. The Company's backlog of orders at December 28, 1996, December 30, 1995 and June 30, 1995 include orders of Wellington while June 30, 1994 preceded the Company's majority ownership of Jupiter and appropriately does not include Wellington.

         The increase in the backlog of orders at year end reflects a moderately strengthened market for some of the Company's products from December 30, 1995 to December 28, 1996, and also reflects backorders of $16,287,000 for TJB which are not included in periods other than the year ended December 28, 1996. All backlog at year-end is expected to be delivered in the current fiscal year. For the year ended December 28, 1996 the Company's production facilities operated at approximately 72% of normal aggregate capacity. Management believes the Company's production capability is sufficient to accommodate existing and new production orders.

PRODUCTS

         The Company's sales efforts are organized around major sales and marketing groups comprised of Home Furnishings, Industrial Fabrics, Fiber Products and Composite Reinforcements.

         The Company's Home Furnishings and Industrial Fabrics products include a variety of proprietary and non-proprietary woven and non-woven fabrics. Such products include all cotton fabrics, cotton/polyester blended fabrics, all polyester fabrics and other fabrics manufactured from blends of various synthetic and natural fibers. Home Furnishings fabrics are used in residential upholstered furniture, contract furniture, outdoor furniture, window coverings, mattress ticking, bed linens, and napery.

         The Company's Industrial Fabrics are used in a broad range of applications including abrasives, filtration, automotive seating, wall covering substrate, coating and laminating, marine coated products, rubber coated products (e.g., automotive v-belts) and for manufacture of other items such as tote bags, hand bags and shoes. The Industrial Fabrics group also sells a variety of greige, dyed and finished fabrics for specialty markets. Such products are typified by short customized production runs, small lot sizes and quick delivery requirements. Such products often are manufactured to customer furnished proprietary specifications.

         The Company's Fiber Products Group markets waste textile fiber and fabric reclamation products comprised of sales yarn, wiper cloths, mattress pads, cleaned and reprocessed fiber. Cleaned and reprocessed fibers provide a cost advantage for use in certain products and can be sold as raw fiber or in a variety of manufactured states from yarn through woven and bonded non-woven fabrics.

         Composite reinforcement fabrics are produced by the Company's JICR operation. Such fabrics, which are sold in specialty markets and used in engineered composite materials, consist of a variety of non-crimp multi-axial fabrics manufactured from fiberglass, carbon and aramid fibers. Composite reinforcement fabrics produced by the Company also include its proprietary VECTORPLY(R) fabrics. The Company's composite reinforcement fabrics are used in a variety of industrial, transportation, marine and sporting goods applications, from sea walls and roof panels to motor campers and heavy trucks to large yachts and off-shore racing boats to water skis and hockey sticks.

MANUFACTURING

         The Company spins its own yarn primarily using Rieter(R) and Schlafhorst(R) open-end automatic rotor spinning machines, Murata(R) air jet spinning machines and some ring spinning equipment. Open-end and air jet are fully automated spinning processes which yield an excellent quality yarn which is produced using highly efficient processes. Fabric is manufactured on a variety of shuttleless looms using rapier, projectile and air jet technologies, as well as a few shuttle looms. Additionally, the Company manufactures non-woven (stitchbond, chima, and weft insertion warp knitted) fabrics using a variety of malimo and maliwatt machines. The Company's mills have an annual capacity of approximately 242 million linear yards of woven fabric (approximately 106 million pounds), approximately 39 million linear yards of value-added finishing, approximately 22 million pounds of sales yarn, approximately 23 million pounds of non-woven fabric and multi-axial composite reinforcements fabrics manufactured from man-made synthetic fibers, approximately 78 million pounds of waste textile fiber and fabric reclamation, approximately 51 million pounds of bonded non-woven fabric (manufactured through reclamation of textile waste products), and approximately 47 million pounds of clean fiber (reprocessed from cotton gin waste).

         In recent years, the Company has engaged in an extensive capital expenditure program which has converted substantially all of its mills to open-end spinning and shuttleless weaving.

         The Company's manufacturing capabilities are flexible because many of its current fabrics, other than stitchbond and composite fabrics, may be produced at multiple manufacturing facilities. The Company evaluates which facility will manufacture a product based upon technical requirements of manufacturing equipment necessary to meet product specifications and available capacity. Certain products periodically are partially manufactured at one facility and completed at another facility in order to efficiently balance production activities.

         The Company's manufacturing capabilities permit it to produce many products in either a "greige" state (i.e., unbleached and undyed as taken from the loom), a "finished" or converted state (e.g., dyed, printed, treated and/or coated) or both. Greige fabrics are sold directly to manufacturers which have their own converting departments or finishing facilities and to fabric converters who dye and print unfinished fabrics.

CAPITAL IMPROVEMENTS AND EXPANSION

         In an effort to gain a technological advantage, the Company has maintained an aggressive capital improvement program across all of its divisions. Capital investment in operations for the year ended December 28, 1996 was $20,527,000 compared to $17,781,000 for the six months ended December 30, 1995, $21,448,000 for the year ended June 30, 1995 and $12,701,000 for the year ended June 30, 1994. Capital investment for the fiscal year ended June 30, 1994 does not include expenditures by Wellington Sears as such periods preceded the Company's majority ownership of Jupiter.

DISTRIBUTION AND MARKETING

         The Company uses in-house sales personnel, commissioned sales agents and independent brokers in the sale of its products. Due to the specialized characteristics of the products produced by JICR, TJB and JI Alabama's Fiber Products Division, each of these units maintain separate sales and marketing staffs dedicated to their respective product lines. In the aggregate, the Company employs a 37 person in-house sales force and utilizes approximately 28 commissioned sales agents and brokers. Except as noted above, the sales force is organized geographically by product line. For the year ended December 28, 1996, approximately 86% of revenues were generated by in-house sales personnel, with 14% generated by commissioned sales agents and independent brokers. Fabrics sold through in-house personnel include home furnishings, abrasive, napery, rubber products, filtration, duck, wipe cloth, reprocessed waste products and various industrial fabrics. Mattress pads, certain of the Company's upholstery fabrics, and a siginificant portion of composite reinforcement fabrics are sold through commissioned sales agents.

         In addition to its various employed and independent sales people, approximately 48 Company personnel provide support services such as design, technical support, customer services, and coordination of production with the mill.

COMPETITION

         The Company's competition consists principally of about 50 companies, although only approximately 20 companies compete with the Company in a substantial portion (more than fifty percent) of the product groups serviced by the Company. The competing companies in each of its product groups include a number of companies which are larger and have significantly greater resources than the Company. While the Company believes that there are several competitors with greater sales than it in each product group, market shares vary substantially from product to product within a group and there are individual products for which the Company is the market leader as well as others for which it does not have a significant market share. Areas of competition include quality of product and of service -- chiefly the ability to respond and meet customer product requirements expeditiously and reliably -- design, as well as price. Management believes that service is an important positive competitive factor for the Company's operations. Management also believes that competition from domestic manufacturers has intensified over the last several years and will continue to increase in the future.

         Although management believes that the Company is not, in general, directly affected by foreign competition; there is an indirect effect. When total domestic textile sales volume is reduced as a result of increased imports, the companies that are directly affected (generally fashion and apparel manufacturers) search for sales volume in other product groups to replace their lost volume. Historically, this has resulted in increased competition and price pressures with respect to certain fabrics, most notably in lower margin commodity fabrics which may be produced by a number of the Company's competitors. While such heightened competition had a negative effect on margins for particular orders or products during 1996, management does not believe that, over time, such competition will have a material adverse effect on the Company's results of operations.

RAW MATERIALS

         The Company utilizes cotton, polyester and other natural and synthetic fibers in its manufacturing operations. Currently, the supplier for most of its polyester fiber is Wellman, Inc., formerly Fiber Industries, Inc. ("Wellman"). The Company does not have a long-term agreement with Wellman and does not maintain long-term supply contracts with Wellman or any other synthetic fiber suppliers. Other potential suppliers of polyester include DuPont and Hoechst-Celanese, as well as a number of other domestic and foreign sources. Although the Company has some cotton fiber supply contracts, the Company buys most of its cotton in the open market from approximately ten established domestic cotton merchants with whom it has long time relationships. From time to time, the Company may enter various provisional pricing arrangements with its cotton suppliers in connection with cotton purchase contracts. Under such provisional pricing arrangements, the Company accepts delivery of certain quantities of raw cotton and pays an agreed upon "provisional" price for such purchases. The Company may fix the final price at a later date. The Company utilizes such pricing arrangements to mitigate its exposure to changes in raw materials cost. Any gain or loss related to such arrangements is recorded as a component of cost of goods sold. Management believes that adequate supplies of cotton, polyester and its other fiber needs are available in the open market and should supplies of cotton, polyester or other fibers cease to be available from any of the Company's principal suppliers, management does not expect any significant difficulty in obtaining fibers from one or more other suppliers.

EMPLOYEES

         As of February 22, 1996, the Company had approximately 3,000 full-time employees, none of whom is covered by collective bargaining agreements. The Company believes its relations with its employees are good.

CORPORATE ORGANIZATION AND HISTORY

         Originally founded in 1948, Johnston Industries, Inc. is a Delaware corporation which became the successor to a New York corporation of the same name on December 31, 1987 through a reincorporation merger. The Company consolidates certain functions of its subsidiaries through Company-wide operations and by entering into a number of joint arrangements and transactions.

         In 1992, the Company entered into a partnership with an English company to establish Tech Textiles, USA for the joint manufacture and sale of certain specialized composite reinforced textile products. In 1995, the Company completed the purchase of the English company's ownership interest and became the sole owner of Tech Textiles, USA. In November 1992, Jupiter purchased the custom fabrics division of West Point Pepperell and in September 1993 acquired certain assets of Polylok Finishing Corporation.

         On March 28, 1996, the Company acquired the outstanding minority interest in Jupiter for a total purchase consideration of $45,950,000 which included payments of $39,000,000 to security holders. Thereafter, on April 3, 1996, Jupiter was merged into Opp and Micolas. At the close of business on June 29, 1996, the name of Opp and Micolas was changed to Johnston Industries Alabama, Inc., Southern Phenix and Wellington were merged into JI Alabama, and JICR, TJB and GWI became subsidiaries of JI Alabama. Following the name change and associated merger, the operations which previously constituted Wellington were split into two divisions representing woven products and fiber products respectively. The manufacturing operations of JI Alabama are now organized in four divisions which are the Fiber Products Division, the Opp & Micolas Division, the Southern Phenix Division, and the Wellington Sears Division, plus two subsidiaries, JICR and TJB.

         On March 25, 1996, Johnston acquired all of the outstanding common shares of T.J. Beall Company (the "TJB Acquisition"). TJB, located in West Point, Georgia, is a textile company whose primary business is the recycling of "gin motes" (non-perishable shorter fibers separated from cotton during the ginning process). This acquisition was financed through the issuance of 325,000 shares of one cent ($.01) par value, nonvoting preferred stock of the Company, which had an estimated value of $3,250,000. Dividends shall accrue and be payable quarterly at a rate of $.125 per share per quarter. The preferred stock issued was designated as Johnston Industries, Inc. preferred stock, Series 1996 and is convertible into shares of ten cent ($.10) par value voting common stock. Each share of preferred stock may be converted into one share of voting common stock with the shareholder having the right (but not the obligation) to convert up to one-third of preferred stock twelve months after closing, one-third twenty-four months after closing, and the final one-third thirty-six months after closing.

INVESTMENT ACTIVITIES

         The investment activities of the Company were acquired in connection with its acquisition of Jupiter on March 28, 1996 and are principally conducted through Johnston's indirect wholly-owned subsidiary, GWI. The Company's business strategy is to effect the divestiture, either singularly or as a portfolio group, of its non-textile industry investments. No additional funding or investment of any significant amount is contemplated while such investments are held for sale. GWI is a "small business development company" under the United States Small Business Investment Act of 1958 ("1958 Act"), which restricted its investments to qualifying small business concerns as defined in the 1958 Act. GWI previously invested in companies which were believed by the GWI management to have the potential of above-average capital appreciation as well as a current return on investment. Because of the speculative nature of GWI's investments, and the lack of any ready market for most of its investment when purchased, there is minimal liquidity and a significantly greater risk of loss on each investment than is the case with traditional investment companies. The value of the securities, recorded in the components of net assets of discontinued operations on the balance sheet at December 28, 1996 at $6,332,000, was based on the following: (i) securities with readily available market quotations were valued at the current market price; (ii) all other securities were valued at fair value as determined in good faith by Johnston's Board of Directors using a formal portfolio valuation procedure. The "fair value" reflects the value expected to be realized by the Company upon sale of the securities after consideration of the Company's plans to liquidate the venture capital segment.

         On September 26, 1996, the Company repaid $14,500,000 of subordinated debentures issued by GWI and guaranteed by the Small Business Administration, plus accrued interest thereon.

RELIANCE ON SENIOR MANAGEMENT

         The Company believes it has benefited and continues to benefit substantially from the skills, experience and efforts of its senior management. The loss of the services of members of the Company's senior management could have a material adverse effect on the Company's business and prospects. See Directors and Executive Officers of Johnston Industries, Inc.

ADDITIONAL RISK FACTORS AND INVESTMENT CONSIDERATIONS

         Additional or related factors which could affect the Company's actual results and could cause the Company's actual consolidated results for the first quarter of 1996, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company include:

              Continued or increased pressure to change the selling prices for the Company's products, and the resulting effects on margins, the Company's actions in connection with continued and increasing competition in many product areas, including, but not limited to, price competition and fluctuating demand for certain textile products by one or more textile customers;

              Difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products, the failure of customers to accept these products or technologies when planned, any defects in products and a failure of manufacturing economies to develop when planned;

              Occurrences affecting the Company's ability to reduce product and other cost, and to increase productivity;

              Inability to offset pricing competition with production efficiencies and economies of scale; under-utilization of the Company's plants and factories resulting in production inefficiencies and higher costs; start-up expenses and inefficiencies and delays and increased depreciation costs in connection with the start of production in new plants and expansions;

              The amount, and rate of growth in, the Company's selling, general and administrative expenses, and the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, asset valuations and organizational structures;

              The adverse effect of continued high raw material costs or the significant upward fluctuation of raw material costs as specifically experienced in 1995 and difficulties in obtaining raw materials, supplies, power and natural resources and any other items needed for the production of products;

              The acquisition of fixed assets and other assets, including inventories and receivables, and the making or incurring of any expenditures and expenses, including, but not limited to, depreciation and research and development expenses, any revaluation of assets or related expenses and the amount of, and any changes to, tax rates;

              Unexpected losses in connection with the disposition of investments formerly made by Jupiter and GWI, unanticipated write down of the value of such investments due to among other things their limited liquidity, and/or an inability to dispose of one or more of such investments due to the nature or character of such investments involving, without limitation, the liquidity of such investment, the lack of a market for such investment, and whether the Company's investment represents a minority interest in such enterprise;

              The effects of, and changes in, trade, monetary and fiscal policies, laws and regulations, other activities of governments, agencies and similar organizations, and social and economic conditions, such as trade restrictions or prohibitions, inflation and monetary fluctuations, import and other changes or taxes, the ability or inability of the Company to obtain, or hedge against, foreign currency, foreign exchange rates and fluctuations in those rates, loss of international contracts or lower international revenue resulting from increased expenses associated with overseas operations, the impact of foreign labor laws and disputes, adverse effects arising out of political unrest, terrorist activity, nationalizations and unstable governments and legal systems, and intergovernmental disputes;

              The costs and other effects of legal and administrative cases and proceedings (whether civil, such as environmental and product-related, or criminal), settlements and investigations, claims, and changes in those items, developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses, adoptions of new, or changes in, accounting policies and practices and the application of such policies and practices;

              The effects of changes within the Company's organization or in compensation and benefit plans, any activities of parties with which the Company has an agreement or understanding, including any issues affecting any investment or joint venture in which the Company has an investment, the amount, type and cost of the financing which the Company has, and any changes to that financing; and

              The ability to integrate acquisitions into the Company's existing operations and unexpected difficulties or problems with such acquired entities including inadequate production equipment, inadequate production capacity or quality, outdated or incompatible technologies or an inability to realize anticipated synergies and efficiencies, whether within anticipated time frames or at all.

Certain Executive Officers of Johnston Industries, Inc. are as follows:

         ROBERT C. CHRISTIAN, age 50, has served as Vice President of Human Resources since March 24, 1996. Prior to that time, he served as Vice President of Human Resources at Forstmann and Company for a period of over 10 years.

         LARRY L. GALBRAITH, age 58, has served as Vice President of Special Projects since April 1, 1996. From November 1, 1992 until March 31, 1996, he had served as Executive Vice President of the Company and had concurrently served as President and Chief Executive Officer of Southern Phenix from July 1989 until March 31, 1996. Prior to that time he had served as Vice President for engineering, purchasing and finishing at Southern Phenix for more than five years. Effective February 1, 1997, Mr. Galbraith resigned from the Company and his position as an officer of the Company.

         WILLIAM I. HENRY, age 57, has served as Vice President of Operations since April 1, 1996. Prior to that, he had served as Vice President of Product and Operations Planning since January 1, 1993, and for more than five years prior had served as Vice President, Operations of Southern Phenix.

         L. ALLEN HINKLE, age 53, has been Vice President of the Company and President-Industrial Fabrics-Sales and Marketing of Johnston Industries Alabama, Inc. since April 1, 1996. Mr. Hinkle had been President and Chief Operating Officer of Wellington Sears since its formation in November 1992. Prior to that he was the Vice President of Manufacturing of the Custom Fabrics Division of West Point Pepperell and was promoted to the Position of President of that same Division.

         JOHN W. JOHNSON, age 60, has served as Vice President and Chief Financial Officer since September 1, 1994. Mr. Johnson had been Secretary and Treasurer of the Company from January 1, 1992 until September 1, 1994. From July 1991 to December 1991 he was Assistant Secretary-Treasurer of the Company and for more than five years prior was Vice President, Finance of Southern Phenix.

         DONALD L. MASSEY, age 52, has been Vice President of the Company and President-Home Furnishings-Sales and Marketing of Johnston Industries Alabama, Inc. since April 1, 1996. Mr. Massey had been President and CEO of Johnston Industries Composite Reinforcements, Inc. from March 31, 1992 until March 31, 1996. From December 1, 1990 until March 30, 1992, Mr. Massey was President and CEO of Fiber and Fabrics Marketing, and for more than 5 years prior to that, he was Senior Vice President for world sales of denim for Dominion Textiles.

         F. FERRELL WALTON, age 52, has served as Secretary and Treasurer since September 1, 1994. Mr. Walton had been Director of Financial Operations for the Company from April 1, 1993 to September 1, 1994 and for more than five years prior to that time was Vice President, Finance of Opp and Micolas.

ITEM 2.           PROPERTIES

         The executive offices of the Company are located at 105 13th Street, Columbus, Georgia 31901 in a 20,000 square foot, two story, brick office building, which was purchased August 20, 1993. Its telephone number is (706) 641-3140. The Company maintains its Sales and Marketing Center and a Design/Data Processing Center, in two brick buildings totaling 23,000 square feet, in Valley, Alabama closely adjacent to I-85 and its telephone number is (334) 768-1000. The Company also maintains a sales and marketing office (7,000 square feet) at 111 West 40th Street in New York City, New York and the telephone number at this location is (212) 398-9850. The Company owns twelve manufacturing facilities, leases one additional manufacturing facility and leases warehouse space in a variety of locations. Such facilities are described below.

JOHNSTON INDUSTRIES ALABAMA

         The Company's Fiber Products Division generally utilizes three manufacturing facilities. These facilities are located in Valley, Alabama, DeWitt, Iowa, and Lanett, Alabama respectively. Two of these facilities, totaling 287,000 square feet and including 259 acres of land, are owned by the Company and the third, a 47,000 square foot facility is leased. The Fiber Products Division also leases a 100,000 square foot warehouse in Lanett, Alabama. The annualized operating capacity of these facilities is approximately 17 million pounds of sales yarn and approximately 129 million pounds of non-woven material. The Fiber Products facilities, in the aggregate, operated at 64 % of capacity for the year ended December 28, 1996.

         The Company's Opp and Micolas operations generally utilize two manufacturing facilities totaling 770,000 square feet, each of which are located in Opp, Alabama. The Opp facility encompasses 13 acres and has approximately 340,000 square feet of plant facility located on a major U.S. highway. The Micolas facility, which is located very close to the Opp plant, is situated on 19 acres with approximately 430,000 square feet of plant facility. The Opp and Micolas Division leases approximately 92,000 square feet of warehouse space and a nearby Company-owned tract of 140 acres is available for future expansion. The plants, which share some basic facilities and services but are equipped to operate independently, are single level facilities which were built in 1922, and have undergone extensive modernization programs from the late 1980's on into the 1990's. The annualized operating capacity of the facilities is approximately 105 million linear yards of fabric (47 million pounds) and approximately 2 million pounds of sales yarn. During the year ended December 28, 1996, the Opp and Micolas facilities, in the aggregate, operated at approximately 92% capacity.

         The Company's Southern Phenix Division generally utilizes three manufacturing facilities totaling 834,000 square feet; two of these facilities are located in Phenix City, Alabama while the third is located in Columbus, Georgia. The Southern Phenix Division also leases a 83,000 square foot warehouse in Phenix City, Alabama. The primary plant, a 708,000 square foot facility, houses the Southern Phenix Division's administrative offices, weaving mill and finishing operations on 13 acres of a 124 acre tract accessible both by road and rail. The plant, which was one of the first in the United States to make woven goods from 100% polyester, was built in 1968, but its equipment and machinery continue to be extensively modernized. The second facility with 76,000 square feet on 11 acres contains the stitchbond operation and the third facility contains a 50,000 square foot finishing and coating operation located on 5 acres. The annualized operating capacity of these facilities is approximately 48 million linear yards of fabric (31 million pounds), 11 million pounds of non-woven (stitchbond, chima and weft insertion warp knitted) goods, and 16 million yards of finishing capacity. During the year ended December 28, 1996, these facilities, in the aggregate, operated at approximately 69% capacity.

         The Company's Wellington Sears Division operations generally utilize three manufacturing facilities which includes two weaving facilities and a finishing operation. One facility is located in Columbus, Georgia and two are located in Valley, Alabama. Together the three manufacturing facilities plus two non-manufacturing facilities total approximately 1,542,000 square feet of building space on approximately 75 acres of land. The Wellington Sears Division also operates a U.L. (Underwriters Laboratories) certified testing laboratory in Valley, Alabama, and a retail outlet in West Point, Georgia. The annualized operating capacity of the facilities is approximately 89 million linear yards of fabric (28 million pounds), approximately 3 million pounds of sales yarn and 23 million yards of finishing capacity. The Wellington Division's' facilities, in the aggregate, operated at approximately 73% capacity for the year ended December 28, 1996.

JOHNSTON INDUSTRIES COMPOSITE REINFORCEMENTS

         The Company's JICR operations are located in Phenix City, Alabama in a facility leased from JI Alabama's Southern Phenix Division and occupies approximately 25,000 square feet of the 76,000 square foot facility which houses the Southern Phenix Division's stitchbond operation. JICR also leases 26,000 square feet of warehouse space in an adjacent facility not owned by the Company. The operating capacity of JICR was approximately 12 million pounds and JICR operated at approximately 43% of capacity during the year ended December 28, 1996.

T.J. BEALL COMPANY

         The Company's TJB operations are headquartered in West Point, Georgia with a warehouse operation in Flora, Mississippi. An 87,000 square foot complex, including an office and two warehouses, is located in West Point, Georgia on approximately 6 acres of land, and a 111,000 square foot complex, including an office and two warehouses, is located on approximately 5 acres of land in Flora, Mississippi. The annualized handling capacity of its total operations is 47 million pounds of reprocessed cotton motes. The TJB facilities overall operated at approximately 68% of capacity for the year ended December 28, 1996.

ENVIRONMENTAL

         The Company is subject to regulation under federal, state, and local laws and regulations governing pollution and protection of human health and the environment, including air emissions, water discharges, management and cleanup of solid and hazardous substances and wastes. The Company believes that its facilities and operations are in material compliance with all existing applicable laws and regulations. The Company cannot, at this time, estimate the impact of any future laws or regulations on its future operations or future capital expenditure requirements. The Company is not aware of any pending federal or state legislation that would have a material impact on the Company's financial position, results of operations or capital expenditure requirements.

PROPERTIES HELD FOR DISPOSITION

         In connection with the Jupiter Acquisition in March 1996, the Company decided to close its Tarboro Facility (the "Tarboro Facility") in an effort to realign and consolidate certain operations, concentrate capital resources on more profitable operations and better position itself to achieve its strategic corporate objectives. This decision was reached after sales during the six months ended December 30, 1995 from the Tarboro Facility were lower than expected which caused continued operating losses and negative cash flows. Operations at the Tarboro Facility have ceased and selected equipment and product lines have been relocated to other of the Company's facilities. Some equipment was sold and the remainder is currently held for sale by a textile equipment broker. The Company is currently pursuing the sale of the 479,000 square foot Tarboro Facility. Management believes the shutdown of the Tarboro Facility will not have a material adverse impact on the Company's production capacity. For further discussion of the disposition of the Tarboro Facility and of the impact of such shutdown on the Company's results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 of the Financial Statements set forth elsewhere in this Report.

         An office building, located at 39 W. Montgomery Street, Rockville, Maryland, which formerly housed the Jupiter operation is a 3,400 square foot building on approximately three-quarters of an acre of land. This property, located approximately two blocks from the central business district, is listed for sale with a broker.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is periodically involved in legal proceedings arising out of the ordinary conduct of its business. Management does not expect that any of these legal proceedings have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders during the quarter ended December 28, 1996.

                                    PART II.

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDERS MATTERS

         The Company's Common Stock has traded on the New York Stock Exchange under the symbol "JII" since December 1987. The following table indicates the high and low closing sales prices for the Common Stock as quoted on the New York Stock Exchange composite tape for the periods indicated below.

                                             PRICE RANGE

                                          HIGH         LOW
                  Quarter Ended:

                  December 28, 1996      $8  3/8      $7  1/8
                  September 28, 1996      8  7/8       7  1/2
                  June 29, 1996           9  3/8       8
                  March 30, 1996          8  7/8       7  7/8


                  December 30, 1995       9  1/8       7  3/8
                  September 30, 1995      9  5/8       7  7/8


                  June 30, 1995          10  3/8       7  7/8
                  March 31, 1995         12           10
                  December 31, 1994      11            8  1/4
                  September 30, 1994      9  7/8       8  1/4


Holders of Common Stock are entitled to such dividends as may be declared and paid out of funds legally available for payment of dividends. The Company's bank credit agreement permits the Company to pay dividends on its Common Stock provided it is in compliance with various covenants and provisions contained therein, which among other things limits dividends and restricts investments to the lesser of (x) 20% of total assets of the Company, on a fully consolidated basis, as of the date of determination thereof, or (y) $5,000,000 for the period commencing on January 1, 1996 and ending on December 31, 1996 or (z) $5,000,000 plus 50% of cumulative consolidated net income for the period commencing on January 1, 1997, minus 100% of cumulative consolidated net loss for the consolidated entities for such period, as calculated on a cumulative basis as of the end of each fiscal quarter of the consolidated entities with reference to the financial statements for such quarter. Future determination as to the payment of dividends is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, capital requirements, financial condition, and the existence or absence of any contractual limitation on the payment of dividends. Regular quarterly dividends have been paid since September 28, 1990. The current quarterly dividend is $.10 a share. This rate has been in effect since February 1995. From April 1994 to January 1995, the rate was $.095 a share. From October 1992 to March 1994, the rate was $.083 a share. The number of shareholders of record at December 28, 1996 was approximately 700.

ITEM 6.           SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data for the year ended December 28, 1996, the six month period ended December 30, 1995 and for each of the full fiscal years in the four year period ended June 30, 1995. The income statement data for the year ended December 28, 1996, the six month period and for the fiscal years ended June 30, 1995, 1994 and 1993 and the balance sheet data as of December 28, 1996, December 30, 1995 and June 30, 1995, 1994 and 1993 have been derived from the Company's consolidated financial statements included elsewhere in this report. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and the notes thereto.

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          YEAR    SIX MONTHS
                                                         ENDED       ENDED                 FISCAL YEAR ENDED JUNE 30,
                                                        DEC. 28,    DEC. 30,
                                                          1996      1995 (1)     1995 (2)     1994            1993         1992
                                                          ----      --------     --------     ----            ----         ----
STATEMENT OF OPERATIONS:
Net Sales                                             $ 321,883    $ 148,773    $ 269,279   $  159,904    $  154,074   $  138,272
Income (Loss) from Continuing Operations                     15       (6,348)       6,889        7,409         4,703        5,238
Income (Loss) from Discontinued Operations                3,384          158          986         (914)        3,711        1,451
Extraordinary Loss                                         (527)          --           --           --            --           --
Net Income (Loss)                                         2,872       (6,190)       7,875        6,495         8,414        6,689
Dividends on Preferred Stock                               (125)        --           --           --            --           --
Net Earnings (Loss) available to Common Stockholders  $   2,747    $  (6,190)   $   7,875   $    6,495    $    8,414   $    6,689
Earnings (Loss) per Common Share:
     Income (Loss) from Continuing Operations               .00         (.60)         .65          .68           .43          .48
     Income (Loss) from Discontinued Operations             .31          .01          .09         (.08)          .34          .14
     Extraordinary Loss                                    (.05)          --           --           --            --           --
     Earnings (Loss) per Common Share                       .26         (.59)         .74          .60           .77          .62
Income (Loss) from Continuing Operations
     to Sales %                                             .00%       (4.27)%       2.63%        4.63%         3.05%        3.79%
Net Income (Loss) to Sales %                                .89%       (4.12)%       3.01%        4.06%         5.46%        4.84%
Net Earnings (Loss) available to Common Stockholders
     to Sales %                                             .85%       (4.12)%       3.01%        4.06%         5.46%        4.84%

BALANCE SHEET DATA:
Total Assets                                          $ 271,630    $ 240,539    $ 232,402   $  140,194    $  136,071   $  127,885
Long Term Debt                                          143,641      110,755       83,560       36,216        22,500       30,000
Stockholders' Equity                                     59,192       55,179       63,427       59,808        60,173       57,213

OTHER DATA:
Equity per Share                                      $    5.53    $    5.22    $    5.93   $     5.51    $     5.50   $     5.26
Dividends per Share                                        .400         .200         .390         .345          .320         .240
Depreciation and Amortization                            19,715        8,874       13,766       10,202         9,761        9,304
Capital Expenditures                                     20,527       17,781       21,448       12,701        10,381        9,405
Return on Beginning Assets                                 1.19%       (2.66)%       5.62%        4.77%         6.58%        6.00%
Return on Beginning Equity                                 5.20%        (.96)%      13.17%       10.79%        14.71%       12.71%



--------------------------------------------------------------------------------

(1) Effective September 1995, Johnston's year end closing date was changed to the Saturday closest to December 31. Therefore, Johnston's transition period 1995 ended on December 30, 1995.

(2) The operations of Jupiter, a majority-owned subsidiary, have been included in the consolidated financial statements from January 1, 1995 forward. On March 28, 1996 Jupiter became a wholly owned subsidiary of the Company.

Note: See Notes 2, 3, and 7 of the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion of certain transactions impacting the six months ended December 30, 1995 and the year ended December 28, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The operations of Johnston Industries, Inc. ("Johnston") include its direct wholly owned operating subsidiary, Johnston Industries Alabama, Inc., and its indirect wholly owned subsidiaries, Johnston Industries Composite Reinforcements, Inc. ("JICR") (formerly Tech Textiles, USA), T.J. Beall Company ("TJB"), and Greater Washington Investments, Inc. ("GWI") (collectively, the "Company").

         The December 30, 1995 consolidated financial statements included the accounts of Johnston, its wholly owned subsidiaries, Southern Phenix Textiles, Inc. ("Southern Phenix") and Opp and Micolas Mills, Inc. ("Opp and Micolas"), and its then majority-owned subsidiary, Jupiter National, Inc. ("Jupiter") and Jupiter's then wholly-owned subsidiaries, Wellington Sears Company ("Wellington") and GWI, (collectively, the "Company").

         On March 28, 1996, the Company acquired the outstanding minority interest in Jupiter (the "Jupiter Acquisition") for a total purchase consideration of $45,950,000 which included payments of $39,000,000 to security holders. Thereafter, on April 3, 1996, Jupiter was merged into the Company's then Opp and Micolas subsidiary. At the close of business on June 29, 1996, the name of Opp and Micolas was changed to Johnston Industries Alabama, Inc. ("JI Alabama"), Southern Phenix and Wellington were merged into JI Alabama, and JICR ,TJB and GWI became subsidiaries of JI Alabama. Following the merger and associated name change, the operations which previously constituted Wellington were split into two divisions representing woven products and fiber products respectively. The manufacturing operations of JI Alabama are now organized in four divisions which are Fiber Products Division, Opp & Micolas Division, Southern Phenix Division, and Wellington Sears Division.

         On March 25, 1996, Johnston acquired all of the outstanding common shares of T.J. Beall Company (the "TJB Acquisition"), a cotton by-products processor located in West Point, Georgia. This acquisition was financed through the issuance of 325,000 shares of one cent ($.01) par value, nonvoting preferred stock of the Company, which has an estimated value of $3,250,000. Dividends shall accrue and be payable quarterly at a rate of $.125 per share per quarter. The preferred stock issued was designated as Johnston Industries, Inc. preferred stock, Series 1996 and is convertible into shares of ten cent ($.10) par value voting common stock. Each share of preferred stock may be converted into one share of voting common stock with the shareholder having the right (but not the obligation) to convert up to one-third of preferred stock twelve months after closing, one-third twenty-four months after closing, and the final one-third thirty-six months after closing.

         During 1992, the Company entered into a 50%/50% partnership with an English company to establish Tech Textiles, USA, the predecessor to JICR, for the joint manufacture and sale of certain specialized textile products. During September 1995, the Company began consolidating the financial statements of Tech Textiles, USA, as the Company purchased the remaining 50% interest for a total cost of $655,000.

         Johnston is a diversified manufacturer of woven and non-woven fabrics primarily for the home furnishings, industrial and to a lesser extent automotive and basic apparel markets. The Company also is a waste fiber and fabric processor, converting textile waste products into a variety of fiber, yarn and fabric products for specialty markets. The Company's GWI subsidiary is a small business development company under the Small Business Investment Act of 1958 whose remaining portfolio investments currently are recorded as a discontinued operation which is currently held for sale. At December 28, 1996, the Company's total assets attributable to textile operations were approximately $262,972,000 and net assets attributable to the discontinued portfolio investment activities were approximately $6,011,000.

         Management's business strategy calls for the achievement of synergies, enhanced growth and performance through a strategy of innovation, capital investment, aggressive marketing and strict cost containment provisions at all operating levels. In order to facilitate such strategy, the Company's operational policy recently has been focused on the development of operational synergies through tactical and strategic acquisitions and currently is focused on the integration of recent acquisitions into the Company's ongoing operations. Management believes its business strategy has the potential to enhance the Company's growth and performance over time.

         On September 22, 1995, the Board of Directors of Johnston authorized a change in the fiscal year from a period beginning July 1 and ending June 30 to a variable period ending on the Saturday nearest to December 31. Therefore, Johnston's fiscal period 1995 ended on December 30, 1995 and its 1996 year ended on December 28, 1996. Such change made Johnston's year-end consistent with its quarterly accounting periods which, in the case of 52-week years, consist of two four week and one five week period per quarter ending on a Saturday. Additionally, the change in the Company's fiscal year conforms to an annual reporting period more closely associated with the calendar year and, to the fiscal years utilized by a majority of the public companies in the textile industry.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 28, 1996 COMPARED WITH THE TWELVE MONTHS ENDED DECEMBER 30, 1995

Continuing Operations

         Net sales for the year ended December 28, 1996 were $321,883,000 compared to $326,082,000 for the twelve months ended December 30, 1995 reflecting a decrease of $4,199,000 or approximately 1.3%. Net sales in the automotive market were relatively unchanged while sales in the home furnishings sector held steady despite the closing by the Company if its former Tarboro, North Carolina facility, which primarily produced home furnishings fabrics, and the loss in 1996 of the Company's largest customer due to a massive fire which destroyed the customer's manufacturing facility. The impact of the loss of sales to this customer has been substantially mitigated by increased sales of other home furnishings fabrics to new and existing customers, as well as by the development of alternative customers for a portion of the particular fabrics previously sold to such customer. Sales of industrial fabrics decreased by approximately $11,778,000 as a result of several factors including: (a) the Company's decision to cease production of certain fabrics (primarily number ducks and to a lesser extent certain rubber products and filtration fabrics) which were constructed from certain multi-ply yarns (3 ply and higher), which were manufactured on old and outdated equipment, (b) a decrease in commission finishing business, (c) a downward fluctuation in wiper cloth business, due to low margins, and, (d) a decrease in sales of coated and laminated fabrics. The Company's management believes that weakness in sales of certain industrial fabrics, other than the decreases related to the Tarboro closure and discontinued products, is only temporary. Apparel fabrics sales decreased by approximately $4,661,000 reflecting the Company's continuing effort to de-emphasize sales of these historically low margin products in order to concentrate on the Company's more profitable fashion oriented home furnishings fabrics and value added finishing capabilities. Sales to specialty markets increased in 1996 by approximately $15,478,000. Such increase included $12,151,000 resulting from the acquisition of TJB. Increased sales to specialty markets were partially offset by sales declines in the Company's miscellaneous fabric market (such market accounted for 1% of the company's total sales in 1996) which declined by $2,252,000 from the prior year.

         The Company's sales backlog was $88,581,000 and $64,399,000 at December 28, 1996 and December 30, 1995, respectively. The increase reflects the addition of TJB during 1996 and in general reflects a moderately strengthened market for some of the Company's products.

         Cost of sales decreased in 1996 to $265,682,000 from $272,202,000 for the twelve months ended December 30, 1995, largely due to the decrease in sales discussed above. The gross margin improved to approximately 17.5% for the 1996 year compared to approximately 16.5% for the twelve months ended December 30, 1995. Raw material costs, which reached unprecedented levels by mid-year 1995, remained at very high levels well into 1996. Although prices have now receded, inventories purchased at the higher levels continued to clear the manufacturing cycle through the third quarter, and the majority of the resulting improvement in cost of sales was not realized until late in the fourth quarter.

         Selling, general and administrative expenses of $24,913,000 in 1996 declined by $3,769,000 from $28,682,000 for the twelve months ended December 30, 1995. Included in this reduction of selling, general and administrative expenses are costs of approximately $624,000 which were eliminated with closure of Wellington's Tarboro facility (see discussion below). The twelve months ended December 30, 1995 included significant operating expenses which were incurred in connection with and during the period leading up to the Jupiter Acquisition. The remaining decrease is largely the result of synergies associated with reorganization of the Company following completion of the Jupiter acquisition. Such synergies yielded cost savings through reductions in salaries, associated benefits, office operating costs and certain professional services. Additionally, brokerage fees associated with lower sales, were $202,000 less in 1996 than in 1995.

         Depreciation and amortization was $19,715,000 for fiscal year 1996 versus $16,995,000 for the twelve months ended December 30, 1995. This increase includes approximately $547,000 amortization of goodwill resulting from the Jupiter Acquisition and the TJB Acquisition, both of which were completed in 1996. The increase reflects additional depreciation related to the Company's step-up in basis of property, plant and equipment in connection with the Jupiter Acquisition and additionally, the Company's continued efforts to maintain competitive manufacturing capabilities through investment in state-of-the-art manufacturing equipment. Such commitment to manufacturing capabilities resulted in capital investments totaling $73,198,000 over the last three and one half years.

         In connection with the Jupiter Acquisition, the Company decided to close the manufacturing facility located in Tarboro, North Carolina, which had been operated by Jupiter's Wellington Sears subsidiary (the "Tarboro Facility") in an effort to realign and consolidate certain operations, concentrate capital resources on more profitable operations and better position itself to achieve its strategic corporate objectives. All activities related to the closing of the Tarboro Facility were substantially completed in January 1997. The Tarboro Facility, which is currently vacant, is held for sale and is recorded at its estimated net realizable value. During the year ended December 28, 1996, the Company recorded restructuring charges totaling $4,743,000 which includes $1,619,000 related to write-downs of accounts receivable and inventory, $705,000 for severance costs, $625,000 for relocating production equipment, $915,000 for actual operating losses and $879,000 for other costs related to the operation. Of these restructuring costs, $1,852,000 was recorded in the purchase accounting for the Jupiter Acquisition, with the remaining $2,891,000 recorded as an expense on the consolidated statement of income.

         Net Interest expense was up $2,616,000 for fiscal year 1996 to $10,885,000 from $8,269,000 for the twelve months ended December 30, 1995. The increase was due to the higher average borrowings and higher average rates during 1996 as compared to the twelve months ended December 30, 1995. The majority of increased borrowings were deployed to complete the acquisition of the Jupiter Acquisition.

         On March 28, 1996, the Company signed an agreement with a syndicate of banks (the "Credit Agreement") to provide financing required to consummate the merger with Jupiter, to refinance certain existing indebtedness, to pay related fees and expenses, and to finance the ongoing working capital requirements of the Company. Such refinancing of existing indebtedness included existing credit agreements of Wellington, which when paid, were subject to prepayment penalties of approximately $850,000, and which resulted in an extraordinary loss on early extinguishment of debt of $527,000 net of income tax of $323,000.

         The provision for income taxes was at an effective rate of 35% in 1996 versus a benefit related to income tax at an effective rate of 46% for the twelve months ended December 30, 1995. The higher rate for the 1995 period was mainly due to taxes related to equity in income of Jupiter as of December 30, 1995.

Discontinued Operations

         Concurrent with the Jupiter Acquisition, the Company's management made the decision to discontinue the venture capital investment segment of Jupiter's operation. The segment has been accounted for as discontinued operations, and in accordance with Generally Accepted Accounting Principles, the net assets of the discontinued segment are recorded as a current asset on the consolidated balance sheet and are expected to be disposed of by June 30, 1997. The results of operations for Jupiter's venture capital investment ("venture capital") activities have been recorded as discontinued operations for 1996, and prior periods have been restated accordingly. For fiscal year 1996, income from discontinued operations included net realized investment portfolio gains of $30,918,000, net unrealized investment portfolio losses of $17,097,000, equity in losses of Pay Telephone America ("PTA", a wholly owned subsidiary of Jupiter) of $201,000, operating costs of $2,117,000 and interest expense of $321,000. These aggregate components of income from discontinued operations are presented net of income taxes of $5,178,000 and minority interest of $1,083,000. For the year ended December 28, 1996, net realized investment portfolio gain was primarily due to gains realized on the sale of the Company's investment in EMC Corporation, Viasoft, Fuisz Technologies and Zoll Medical during the year ended December 28, 1996. (See Note 2 of the consolidated financial statements for further discussion.)

         In connection with the 1996 Jupiter Acquisition and after considering the Company's plans to liquidate the Jupiter investment portfolio, the Company recorded a loss on disposal of the Jupiter investment portfolio of $1,537,000, net of income tax benefit of $2,847,000, which included a write down of the carrying value of the investment portfolio in the amount of $5,140,000, a provision of $200,000 for loss on the expected sale of Jupiter's Rockville, Maryland office, a gain of $1,584,000 on sale of PTA, and a reserve of $628,000 for phase out of Jupiter's operations. (See Note 2 of the consolidated financial statements for further discussion.)

SIX MONTHS ENDED DECEMBER 30, 1995 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 1994

Continuing Operations

         Net sales for the six months ended December 30, 1995 were $148,773,000 compared to $84,970,000 for the prior comparable period, an increase of $63,803,000 or 75%. This increase was primarily due to sales of $68,386,000 from Wellington for the six months ended December 30, 1995 reflecting the consolidation of Jupiter with Johnston effective January 1, 1995. Additionally, net sales of $4,493,000 for JICR were recorded during the six months ended December 30, 1995 reflecting the consolidation of JICR into Johnston during this period. These increases were partially offset by decreases in two product types (automotive and apparel) during the six months ended December 30, 1995. Net sales to the automotive sector, which is cyclical in nature, decreased in the six months ended December 30, 1995 to $2,395,000 from $6,727,000 in the comparable 1994 period. This 65% decrease was due to lower demand in the six months ended December 30, 1995. Home furnishings represented 57% or approximately $85,513,000 of net sales during the six months ended December 30, 1995.

         Sales backlog of the Company was $64,399,000 and $63,320,000 at December 30, 1995 and June 30, 1995, respectively. The marginal increase in backlog at December 30, 1995 from June 30, 1995, as compared with the increase in sales, was the result of continued resistance to higher raw material costs and general weakness in the marketplace.

         Cost of sales increased in the six months ended December 30, 1995 to $128,289,000 versus $65,118,000 for the comparable 1994 period primarily as a result of cost of $62,417,000 related to Wellington for the six months ended December 30, 1995. The gross margin was approximately 14% for the six months ended December 30, 1995 compared to approximately 23% for the six months ended December 31, 1994. This decrease was mainly the result of three factors. First, raw material costs increased significantly during the six months ended December 30, 1995 compared to the 1994 period, generally without the ability to pass on such price increases to customers. Second, although Wellington added net sales of $68,386,000 for the six months ended December 30, 1995, the Wellington margin for the period was only 9%. Historically, Wellington's margins have been lower than Southern Phenix and Opp and Micolas margins. Third, margins were negatively impacted by the decreased sales volume in certain products types (principally automotive) which did not allow the Company increased productivity through higher utilization of plant and equipment.

         Selling, general and administrative expenses increased from $6,766,000 for the six months ended December 31, 1994 to $15,145,000 for the six months ended December 30, 1995, a 123% increase. This increase was mainly due to the Wellington selling, general and administrative expenses of $5,702,000 for the six months ended December 30, 1995. The remainder of the increase primarily relates to significant operating expenses incurred as a direct or indirect result of the anticipated merger of Johnston and Jupiter which was consummated during March 1996. As a result, selling, general and administrative expenses as a percentage of sales was 10% in the six months ended December 30, 1995 and 8% in the comparable 1994 period.

         Wellington recorded a $6,532,000 non-recurring charge to operations in December 1995 resulting from the write-down of property, plant, and equipment at the Tarboro Facility due to impairment. (See Note 7 of the consolidated financial statements for further discussion.)

         Depreciation and amortization was $8,874,000 for the six months ended December 30, 1995 versus $5,645,000 for the comparable 1994 period. This 57% increase includes depreciation and amortization expense of $2,711,000 for Wellington for the six months ended December 30, 1995. In addition, the increase reflects the continued investments in capital expenditures.

         Net interest expense was up $2,432,000 for the six months ended December 30, 1995 to $4,210,000 from the comparable 1994 period of $1,778,000. This increase was mainly due to the consolidation of Jupiter with Johnston which entailed recording substantial Wellington debt levels, thus resulting in $2,133,000 of additional net interest expense for the six months ended December 30, 1995.

         Other expenses - net includes a negative effect on the six months ended December 30, 1995 net income caused by an additional charge of $1,000,000 for estimated environmental cleanup costs related to a property sold by Johnston in 1982. (See Note 3 of the consolidated financial statements for further discussion.)

         The benefit related to income taxes was at an effective rate of 43% for the six months ended December 30, 1995 versus a provision for income taxes with an effective rate of 38% in the comparable 1994 period. The increased rate is mainly due to taxes related to equity in income of Johnston's majority owned subsidiary, Jupiter, as of December 30, 1995.

Equity Investments

         The consolidation of Jupiter also resulted in the separate reporting of income or loss activity of the investment portfolio. (See Note 2 to the consolidated financial statements for further explanation.) From January 1, 1995 through June 30, 1995, the Company's equity in earnings/loss of equity investments included only the Company's then 50% interest in JICR, whereas prior to January 1, 1995, the equity in earnings/loss included Johnston's proportionate interest in its equity investment in Jupiter and JICR. Therefore, for the six months ended December 30, 1995, the equity in earnings of equity investments was not applicable.

Discontinued Operations

         The realized and unrealized investment portfolio gain of Jupiter for the six months ended December 30, 1995 was $3,767,000. In connection with the acquisition of McDATA Corporation by EMC on December 6, 1995, the Company's investment in McDATA was converted into 564,216 shares of common stock of EMC, of which 56,421 shares are to be held in escrow for one year as security for potential indemnification obligations of McDATA. As a result, Jupiter recorded an unrealized gain of $3,863,000 in the quarter ended December 30, 1995. On December 14, 1995, Fuisz completed an underwritten public offering of its common stock at a price of $12.00 per share. Therefore, the Company's investment in Fuisz was converted into 215,080 shares of Fuisz common stock and Jupiter recorded an unrealized gain of $593,000 in the quarter ended December 30, 1995. An additional unrealized gain of $45,000 was recorded during the six months ended December 30, 1995 related to Jupiter's investment in Viasoft, Inc. These unrealized gains were offset by unrealized depreciation of $734,000 related to Jupiter's investment in Zoll Medical Corporation. (See Note 2 to the consolidated financial statements and see Liquidity and Capital Resources for further discussion).

         Jupiter carries its portfolio investments at market or fair value. Minority interest was recorded for the minority shareholders' proportionate share of the equity and earnings of Jupiter.

FISCAL 1995 COMPARED WITH FISCAL 1994

Continuing Operations

         Net sales for fiscal 1995 were $262,279,000 compared to $159,904,000 for the prior year, an increase of $102,375,000 or 64%. The majority of this increase was primarily due to sales of $84,299,000 from Wellington for the period January 1, 1995 to June 30, 1995 reflecting the consolidation of Jupiter with Johnston effective January 1, 1995. The remaining increase was primarily the result of higher unit sales and changes in product mix. Sales in the upholstery and furniture markets were up approximately $14,235,000 in fiscal 1995, an increase of 20% over fiscal 1994. Additionally, improved sales in the home products markets have increased fiscal 1995 sales. Management has continued to place greater emphasis on these high margin products and designs in the decorative fabrics sector of the home furnishings market. These increases were partially offset by a 3% reduction in the apparel market sales at Opp and Micolas. The reduction in sales of apparel fabrics was the result of management's decreased emphasis in this low margin business. Additionally, net sales to the automotive sector, which is cyclical in nature, decreased in fiscal 1995 to $15,015,000 from $16,950,000 in fiscal 1994, an 11% decrease, due to lower demand especially in the quarter ended June 30, 1995.

         Sales backlog of Johnston and Wellington on a consolidated basis was $61,847,000 and $67,508,000 at June 30, 1995 and 1994, respectively. The decrease in backlog at June 30, 1995 from June 30, 1994 was the result of decrease in orders due to resistance to higher raw material costs and weaknesses in the marketplace in general.

         Cost of sales increased in fiscal 1995 to $209,031,000 compared to fiscal 1994 of $121,261,000 primarily as a result of $71,812,000 in costs related to Wellington from January 1, 1995 to June 30, 1995. Sharply escalating raw material costs -- especially cotton and polyester -- took a considerable toll on margins. These steep raw material increases generally could not be passed on to customers which was a major reason for lower margins in fiscal 1995 compared to fiscal 1994. Significant LIFO adjustments of $2,724,000, or 12 cents a share, for the quarter ended June 30, 1995 and $4,349,000, or 20 cents a share, for fiscal 1995 substantially reduced the Company's margins.

         Margins were positively impacted by the increased sales volume which continued to allow the Company to maintain an increased level of productivity through higher utilization of plant and equipment. The increased volume, coupled with certain price increases, has enabled the Company to partially offset increases in raw material costs.

         Selling, general and administrative expenses increased from $13,306,000 for fiscal 1994 to $20,303,000 for fiscal 1995, a 53% increase. This increase was mainly due to the Wellington selling, general and administrative expenses of $6,713,000 for the period January 1, 1995 to June 30, 1995. Selling, general and administrative expenses as a percentage of sales was 8% in fiscal 1995 and fiscal 1994.

         Depreciation and amortization was up $3,564,000 in fiscal 1995 to $13,766,000 compared to fiscal 1994 of $10,202,000. This 35% increase included depreciation and amortization expense of $2,416,000 for Wellington for the period January 1, 1995 to June 30, 1995. In addition, the increase represents the continued investments in capital expenditures.

         Net interest expense was up $2,992,000 in fiscal 1995 to $5,837,000 from fiscal 1994 of $2,845,000. This increase was mainly due to two factors. First, the consolidation of Jupiter with Johnston entailed recording substantial Wellington debt levels, thus resulting in $2,136,000 of additional net interest expense for the period January 1, 1995 to June 30, 1995. Second, effective January 1995, Johnston restructured its revolving debt agreements and increased its borrowings under the revolving credit loan from $35,000,000 to $45,000,000.

         Other expenses - net includes a negative effect on both the quarter ended June 30, 1995 and fiscal 1995 net income caused by a charge of $1,000,000 to establish a reserve for estimated environmental cleanup costs related to a property sold by Johnston in 1982. This steel fabrication operation, sold by Johnston 13 years ago, has no relationship to today's operations. (See Note 3 of the consolidated financial statements for further discussion.)

         The provision for income taxes was at an effective rate of 43% in fiscal 1995 versus an effective rate of 38% in fiscal 1994. The increased rate was mainly due to taxes related to equity in income of the Company's then majority owned subsidiary, Jupiter.

Equity Investments

         The consolidation of Jupiter also resulted in the separate reporting of income or loss activity of the investment portfolio. (See Note 2 to the consolidated financial statements for further explanation.) Hence, beginning January 1, 1995, the Company's equity in earnings/loss of equity investments included only the Company's then 50% interest in Tech Textiles, whereas prior to January 1, 1995, the equity in earnings/loss also included Johnston's proportionate interest in its equity investment in Jupiter. The equity loss in Tech Textiles was $308,000 for fiscal 1995 compared to $980,000 in the prior year period. The Company estimated Tech Textiles to have a three-year start-up phase and at June 30, 1995 it was performing to the Company's expectations. During September 1995, Johnston purchased the remaining 50% interest in Tech Textiles for a total cost of $655,000. Tech Textiles became a consolidated wholly owned subsidiary of Johnston effective September 1995.

Discontinued Operations

         The realized and unrealized investment portfolio gain of Jupiter for the period January 1, 1995 to June 30, 1995 was $5,191,000. (See Note 2 to the consolidated financial statements for further explanation.) This gain reflects increases in the market value of Jupiter's investment in Viasoft, Inc. of $2,602,000 and McDATA Corporation of $2,300,000 for the period January 1, 1995 to June 30, 1995. For the quarter ended June 30, 1995, the increase in the market value of Jupiter's investment in Viasoft, Inc. and McDATA Corporation was $2,452,000 and $2,300,000, respectively. Viasoft, Inc. is a company with publicly traded stock, thus the market value increase is determined in the public marketplace. McDATA Corporation's increase in market value was estimated by Jupiter's Board of Directors in the absence of readily available market values. For the six months ended December 31, 1994, the market price of Jupiter's investment in Zoll Medical increased $588,000. In fiscal 1994, Jupiter's investment in Zoll Medical had a substantial decrease in value, which exceeded total increases in Jupiter's remaining investments.

         Jupiter carries its portfolio investments at market or fair value. Minority interest is recorded for the minority shareholders' proportionate share of the equity and earnings of Jupiter.

EFFECTS OF INFLATION

         Management does not believe that inflation has had a material impact on the results of operations for the periods presented, except as related to sharply escalating raw material costs in fiscal 1995 and, the six months ended December 30, 1995, and the year ended December 28, 1996. These increases in raw material costs had a significant impact on the Company and the industry. Raw material prices have now receded and to the extent that general inflation affects its costs in the future, management believes that the Company can generally offset such inflation by increasing prices if competitive conditions permit.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary needs for capital resources have been funded by borrowings under its bank credit agreement, which was entered into on March 28, 1996 and thereafter amended on June 28, 1996 and February 28, 1997 (the "Bank Credit Agreement"). These borrowings under the Bank Credit Agreement have been used to finance the purchase of the outstanding public shares of Jupiter (as discussed above), to refinance certain indebtedness, and to pay related fees and expenses related to the forgoing, and available borrowings will be used as needed to finance working capital and capital expenditures in the future.

         The Bank Credit Agreement is comprised of two term loan facilities ("A" and "B") and a revolving credit facility. Term loan facility A is a $40 million facility with a final maturity date of March 2001. Principal is repayable for the Company's year ending as follows: 1996 - $0, 1997 - $6 million, 1998 - $9.5 million, 1999 - $10 million, 2000 - $11.5 million, and 2001 - $871,000. The interest rate on these borrowings is 8% at December 28, 1996 which is based on a Base Rate, defined as the greater of the Federal Funds Rate plus 1/2 of 1%, or the prime commercial lending rate, plus 1 1/4% and is subject to change at the Company's option to a rate based on the London Interbank Offered Rate ("LIBOR") plus 2 1/2%. As of December 28, 1996, the outstanding borrowings under term loan facility A were $37,871,000.

         Term Loan facility B is a $40 million facility with a final maturity date of March 2003. Principal is repayable for the Company's year ending as follows: 1996 - $0, 1997 - $375,000, 1998-2000 - $500,000 each year, 2001 -
$14,375,000, 2002 - $19 million, and 2003 - $1,379,000. The interest rate on these borrowings was 8.5% at December 28, 1996 based on a Base Rate, as defined, plus 1 3/4% and is subject to change at the Company's option to a rate based on LIBOR, plus 3%. As of December 28, 1996, the outstanding borrowings under term loan facility B were $36,629,000.

         The revolving credit facility provides up to $80 million in borrowings, with a final maturity date of March 2001. Principal amounts outstanding are due and payable at final maturity. The interest rate on these borrowings ranges from 8% to 9.5% at December 28, 1996 which is based on a Base Rate, as defined, plus 1 1/4%, and is subject to change at the Company's option to a rate based on LIBOR plus 2 1/2%. Commitment fees are payable at 1/2%, based on the unused portion of the facility.

         The initial Bank Credit Agreement was amended on June 28, 1996 and February 28, 1997 to modify certain covenants. Prior to the execution of these amendments, the Company was in technical noncompliance with certain of the financial covenants contained therein.

         Substantially all of the Company's assets are pledged as collateral for the borrowings under these facilities. The Bank Credit Agreement requires the Company to maintain certain financial ratios and specified levels of tangible net worth, and places a limit on the Company's level of capital expenditures and type of mergers or acquisitions. Additionally, the Bank Credit Agreement permits the Company to pay dividends on its Common Stock provided it is in compliance with various covenants and provisions contained therein, which among other things limits dividends and restricts investments to the lesser of (x) 20% of total assets of the Company, on a fully consolidated basis, as of the date of determination thereof, or (y) $5,000,000 for the period commencing on January 1, 1996 and ending on December 31, 1996 or (z) $5,000,000 plus 50% of cumulative consolidated net income for the period commencing on January 1, 1997, minus 100% of cumulative consolidated net loss for the consolidated entities for such period, as calculated on a cumulative basis as of the end of each fiscal quarter.

         In March 1996, the Company borrowed $144,028,000 under these facilities and liquidated the Johnston line-of credit and revolving credit loans, and the Wellington revolving credit loans, term loans, and equipment loans. Under the Bank Credit Agreement, proceeds generated from liquidated portfolio investments have been used to pay down outstanding borrowings under the Bank Credit Agreement. As the remaining portfolio investments are liquidated, management will apply such proceeds in like manner to principal on outstanding debt. (See Note 2 to the consolidated financial statements for further explanation.)

         Prior to the Company entering into the Bank Credit Agreement, Johnston was a party to a revolving credit agreement that provided for line-of-credit borrowings and revolving credit loans and Wellington was a party to a revolving credit, term loan, and equipment loan agreement each of which required the maintenance of certain financial ratios, specified levels of certain balances, and certain other restrictions. As noted above, credit agreements for Johnston and for Wellington which preceded the Bank Credit Agreement were refinanced in connection with the Bank Credit Agreement. At certain times during the year ended December 28, 1996 and the six months ended December 30, 1995, Johnston and Wellington were in technical noncompliance with certain of their covenants under these agreements. At certain times during the years ended June 30, 1995 and 1994, Wellington also was in technical noncompliance with certain of the covenants under its agreements. All of these events of noncompliance were waived by the lending institutions. As of December 30, 1995, Johnston and Wellington were in technical noncompliance with certain of their covenants. However, all of these covenants were replaced in conjunction with the Company's refinancing and the Company was in compliance with its covenants under the Bank Credit Agreement as of December 28, 1996.

         (See Notes 11 and 12 of the consolidated financial statements for an expanded discussion of financing agreements.)

         The net cash provided by operating activities for the year ended December 28, 1996 was $14,694,000 including $22,539,000 provided by continuing operations and $7,845,000 used by discontinued operations. With net income from continuing operations of $15,000, the largest portion of cash provided from continuing operations results from depreciation and amortization of $19,715,000, and an increase in deferred tax liabilities of $3,893,000 which were recorded in 1996. Additionally, an increase in inventories recorded for textile operations in excess of increases attributable to the TJB Acquisition used approximately $4,063,000 but was offset by cash provided by an increase in accounts payable of $4,856,000. Cash used by discontinued operations includes the results of Jupiter's investment portfolio operations which were comprised of administrative costs of Jupiter through March 28, 1996, costs associated with shutdown of Jupiter's administrative functions following the Jupiter Acquisition, and the net of gains and losses (both realized and unrealized) related to the investment portfolio.

         Capital expenditures in continuing operations for the year ended December 28, 1996 were $20,527,000 compared to $17,781,000 for the six months ended December 30, 1995 and $21,448,000 for the year ended June 30, 1995. The Company's capital expenditure program is a reflection of the Company's ongoing efforts to gain a technological advantage. The Jupiter Acquisition required an investment of approximately $37,693,000. The tactical acquisitions of Wellington (through the Jupiter Acquisition) and TJB are part of Management's core operating strategy designed to enhance future growth and performance potential. Investment activities in discontinued operations include $38,113,000 provided by sale of certain of Jupiter's portfolio investments.

         Financing activities in continuing operations include proceeds from issuance of long term debt and borrowings under line of credit agreements plus repayment of certain pre-existing debt in connection with the new Bank Credit Agreement. Net of borrowing and repayments, financing activities in continuing operations provided cash of $27,760,000. Financing activities in discontinued operations include $16,241,000 principal repayments of debt associated with the investment portfolio operations.

         Markets for the Company's products were softer in 1996 than expected early in the year. These soft market conditions, which continued into the fourth quarter, resulted in less cash provided from operations than projected. Although operating cash generation was adequate to meet immediate needs, cash used to complete the Jupiter Acquisition, cash used for debt service and debt reduction under the Company's new credit agreement, plus cash used in the Company's capital expenditure plan, have prevented the Company from improving its liquidity position. Management's strategy provides for reduction in its outstanding debt with cash provided from operations and proceeds from disposal of certain assets as discussed below. Management expects improvements in cash generation from further achievement of synergies, strict cost containment, reduction in inventories and judicious review of its short term capital expenditure plans. Additionally, while raw material prices began declining in mid-1996, these prices must flow through work in process and finished goods inventories (generally a six month cycle) before being realized in improved margins. The full impact on operating profit is expected to be realized in 1997 and is expected to contribute to operating cash generation. Excluding the impact of the TJB Acquisition, inventories grew by $4,063,000 during 1996 and Management is currently implementing an aggressive plan designed to reduce inventory levels by approximately $6 million by June 1997. At December 28, 1996, TJB had inventories of approximately $12 million. The nature of TJB's business requires a seasonal build up of inventories beginning as the growing season for cotton concludes in the fall. This normal seasonal high for TJB's inventory is included in inventory on the Company's balance sheet at December 28, 1996. The selling season, January through late summer, is expected to contribute both to operating profit and cash generated through reduced inventory, however, the buying season for gin motes, TJB's raw material, will again require inventory investment during the fourth quarter. Upon liquidation of the remaining investment portfolio, sale of the former Jupiter office in Rockville, Maryland, and sale of the Company's former Tarboro Facility and remaining equipment, additional cash should be generated. Net assets of the discontinued Jupiter operations and the Tarboro assets held for sale of $6,011,000 and $2,293,000 respectively, were recorded at December 28, 1996.

         Although discretionary cash expenditures will require judicious review, Management believes that funds generated from operations and funds available under the new financing agreements will be sufficient to satisfy the Company's liquidity requirements for at least the next year.

OTHER MATTERS

         In February 1994, the current operators of a Pennsylvania facility filed a complaint against previous owners and operators of the facility, including the Company, claiming contamination by a former Johnston subsidiary which had operated the facility before its close in 1981. Based upon discovery that certain co-defendenants had no assets or had been through bankruptcy proceedings, the Company's management accrued $2,000,000 in the six months ended December 30, 1995. The loss provision is included in Other - net in the Statement of Operations. In addition, the Company established a reserve in the amount of $200,000 as an estimate of potential additional legal costs and other costs to be incurred in connection with the defense of this matter.

         The case was settled in December 1996. The total judgment against the Company was $904,000 including prejudgment interest. there is an associated unasserted claim for additional, as yet unspecified, damages. At December 28, 1996, the reserve balance was $800,000, net of amounts due under the settlement which were paid in 1997. Although management believes, based upon the currently available facts, that the reserve established for this matter is reasonable, the Company's future potential liability for response costs cannot presently be determined.

         The Company is periodically involved in legal proceedings arising out of the ordinary conduct of business. Management does not expect that they will have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM  8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's consolidated balance sheets as of December 28, 1996, and December 30, 1995, the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 28, 1996, the six months ended December 30, 1995 and each of the two years in the period ended June 30, 1995, unaudited consolidated statements of operations and cash flows for the six months ended December 30, 1994, notes thereto and Independent Auditors' Report are reproduced in Exhibit 13(a). Supplementary Data under the caption "Quarterly Information" is reproduced in Exhibit 13(b).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III.

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF JOHNSTON INDUSTRIES, INC.

         The information required by Item 10 is incorporated by reference from the information in the Registrant's Proxy Statement (to be filed pursuant to Regulation 14A) for its 1997 annual meeting of stockholders, except as to biographical information on certain Executive Officers which is contained in
Item 1 of this Annual Report on Form 10-K.


ITEM 11.         EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference from the information in the Registrant's Proxy Statement (to be filed pursuant to Regulation 14A) for its 1997 annual meeting of stockholders.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated by reference from the information in the Registrant's Proxy Statement (to be filed pursuant to Regulation 14A) for its 1997 annual meeting of stockholders.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference from the information in the Registrant's Proxy Statement (to be filed pursuant to Regulation 14A) for its 1997 annual meeting of stockholders.

                                    PART IV.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Consolidated Financial Statements

         The consolidated financial statements are filed herewith within Exhibit 13(a), as provided in Item 8 hereof:

         - Consolidated Balance Sheets as of December 28, 1996 and December 30, 1995.

         - Consolidated Statements of Operations for the year ended December 28, 1996, the six months ended December 30, 1995 and the fiscal years ended June 30, 1995, and 1994.

         - Consolidated Statements of Stockholders' Equity for the year ended December 28, 1996, the six months ended December 30, 1995 and the fiscal years ended June 30, 1995, and 1994.

         - Consolidated Statements of Cash Flows for the year ended December 28, 1996, the six months ended December 30, 1995 and for the fiscal years ended June 30, 1995, and 1994.

         -        Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

         The following report and consolidated financial statement schedules are filed herewith as Exhibit 13(a).


         -        Independent Auditors' Report

         -        Schedule II - Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions or are inapplicable or because the information required is included in the Consolidated Financial Statements or notes thereto.

(a)(3) Reports on Form 8-K

         There were no reports on Form 8-K during the last quarter of the year ended December 28, 1996.

(a)(4) Listing of Exhibits

         The exhibits listed below are filed with or incorporated by reference into this annual report on Form 10-K.

 EXHIBIT NO.        DESCRIPTION OF EXHIBIT
 -----------        ----------------------
       3.1(a)       Certificate of Incorporation of Registrant(7).
          (b)       Certificate of Amendment of Registrant's
                    Certificate of Incorporation dated December 20, 1993(7).
          3.2       By-Laws of Registrant(7).
         10.2       Third Amended and Restated Credit and Security
                    Agreement dated as of January 31, 1995 among
                    Johnston Industries, Inc., Southern Phenix
                    Textiles, Inc., Opp and Micolas Mills, Inc.,
                    The Chase Manhattan Bank, N.A., NationsBank of
                    North Carolina, N.A. and Comerica Bank [Exhibit 10](6)
        +10.3       Registrant's Executive Insurance Plan, as amended
                    and restated effective May 21, 1984(7).
        +10.4       Letter to Participants dated March 1, 1989 in Registrant's
                    Executive Insurance Plan setting forth revisions thereto
                    [Exhibit 10.3(b)](7).
        +10.5       Registrant's Salaried Employees, Pension Plan,
                    as amended and restated effective July 1, 1989
                    [Exhibit 10.4](2).
        +10.6       Amended and Restated Stock Incentive Plan for
                    Key Employees of the Registrant and its
                    Subsidiaries(7).
        +10.7       Employee Stock Purchase Plan effective October 15, 1990
                    (with 1991 and 1992 amendments) [Exhibit 10.5(b)(i)](3).
        +10.8       Amendment dated October 29, 1992 to Employee
                    Stock Purchase Plan [Exhibit 10.5(b)(ii)](4).
        +10.9       Amendment dated December 17, 1993 to Employee
                    Stock Purchase Plan [Exhibit 10.9(b)(iii)](7).
       +10.10       Amendment dated January 24, 1995 to Employee
                    Stock Purchase Plan [Exhibit 10.9(b)(iii)](7).
       +10.11       Employment Agreement with Gerald B. Andrews dated
                    as of October 17, 1992 [Exhibit 10.6(b)](4).
       +10.12       Employment Agreement with David L. Chandler
                    effective as of January 1, 1990 [Exhibit 10.6(d)(1)](3).
       +10.13       Trust Agreement dated as of February 12, 1991,
                    with Chemical Bank & Trust Company and David L.
                    Chandler [Exhibit 10.6(d)(2)](3).
       +10.14       Employment Agreement with Roger J. Gilmartin
                    dated April 22, 1993 [Exhibit 10.6(d)](4)
       +10.16       Employment Agreement with W. I. Henry dated as
                    of January 1, 1993 [Exhibit 10.6(f)](4).
       +10.17       Employment Agreement with John W. Johnson dated
                    January 27, 1993 [Exhibit 10.6(g)](4).
       +10.18       Johnston Industries, Inc. Deferred Payment Plan
                    Trust Agreement dated as of October 17, 1992
                    with First Alabama Bank & Trust Company [Exhibit 10.7](4)


       +10.19       Employment Agreement with Larry L. Galbraith
                    dated May 31, 1995.(9)
       +10.20       Employment Agreement with L. Allen Hinkle dated
                    May 26, 1995.(9)
        10.21       Agreement and Plan of Merger, dated August 16,
                    1995, among and between Johnston Industries,
                    Inc., JI Acquisition Corp., and Jupiter
                    National, Inc. [Exhibit 99.3](8).
        10.22       Bank Credit Agreement dated as of March 28, 1996
                    among Johnston Industries, Inc.,
                    Wellington Sears Company, Southern Phenix
                    Textiles, Inc., Opp and Micolas Mills, Inc.,
                    Johnston Industries Composite Reinforcements,
                    Inc., T.J. Beall Company and the banks named
                    therein, The Chase Manhattan Bank, N.A as
                    Administrative Agent, Chase Securities, Inc. as
                    Arranger, and Nationsbank, N.A. as Syndication Agent.(9)
        10.23       Amendment # 1 dated June 28, 1996 to Bank Credit Agreement.
        10.24       Amendment # 2 dated February 28, 1997 to Bank Credit Agreement.
           11       Statement of Computation of Per Share Earnings for the year ended December 28, 1996, the six months ended December 30,
                    1995 and the years ended June 30, 1995 and 1994.
        13(a)       Consolidated balance sheets as of December 28,
                    1996 and December 30, 1995, the related
                    consolidated statements of operations,
                    stockholders' equity and cash flows for the year
                    ended December 28, 1996, the six months ended
                    December 30, 1995 and each of the
                    two years in the period ended June 30, 1995,
                    notes thereto and Independent Auditors'
                    Report and related financial statement schedule.
          (b)       Supplementary Data captioned "Quarterly Information"
           21       List of Subsidiaries of Registrant.
           23       Consent of Deloitte & Touche LLP.
         27.1       Financial Data Schedule as of December 28, 1996 (for SEC use only)
         27.2       Restated Financial Data Schedule as of December 30, 1995 (for SEC use only)

--------------------------------------------------------------------------------

(1) Previously filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1990.

(2) Previously filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1991.

(3) Previously filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1992.

(4) Previously filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

(5) Previously filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

(6) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(7) Previously filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

(8)      Previously filed with the Company's Form 8-K on August 21, 1995.

(9) Previously filed with the Company's Annual Report on Form 10-K for the transition period ended December 30, 1995.

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


                                            JOHNSTON INDUSTRIES, INC.

Date:  April 11, 1997                       By:  /s/ David L. Chandler
                                                 ---------------------
                                                 David L. Chandler
                                                 Chairman

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURE                                        TITLE                              DATE
         ---------                                        -----                              ----
/s/ David L. Chandler                  Chairman of the Board and                    April 11, 1997
----------------------
David L. Chandler                      Director

/s/ Gerald B. Andrews                  President and                                April 11, 1997
----------------------
Gerald B. Andrews                      Chief Executive Officer and
                                       Chief Operating Officer and
                                       Director
                                       (Principle Executive Officer)

/s/ J. Reid Bingham                    Director                                     April 11, 1997
----------------------
J. Reid Bingham

/s/ John A. Friedman                   Director                                     April 11, 1997
----------------------
John A. Friedman

/s/ William J. Hart                    Director                                     April 11, 1997
----------------------
William J. Hart

/s/ Gaines R. Jeffcoat                 Director                                     April 11, 1997
----------------------
Gaines R. Jeffcoat

/s/ John W. Johnson                    Chief Financial Officer                      April 11, 1997
----------------------                 (Principle Accounting Officer)
John W. Johnson
                                       Director                                     April 11, 1997
----------------------
C.J. Kjorlien


--------------------------------------------------------------------------------