Form 10-K/A
period 1996-12-28
JOHNSTON INDUSTRIES INC
filed 1997-04-25
CIK 41017

                                  FORM 10-K/A

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

[x] Annual Report for the period from December 31, 1995 to December 28, 1996 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

Commission file number 1-6687

                           JOHNSTON INDUSTRIES, INC.
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

Securities registered pursuant to Section 12 (b) of the Act:


                                                   NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                             ON WHICH REGISTERED
----------------------------                      -----------------------
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

Yes [x]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

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

The number of shares outstanding of the Registrant's Common Stock as of April 15, 1997 was 10,381,174 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Parts I, II and IV of the Registrant's Annual Report on Form 10-K dated April 11, 1997 and exhibits thereto are incorporated by reference herein.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF JOHNSTON INDUSTRIES, INC.

The Directors of Johnston Industries, Inc. are as follows:

     Gerald B. Andrews, age 60, has served as a director of Johnston Industries, Inc. (the "Company") since 1993. Mr. Andrews has served as Chief Executive Officer ("CEO") of the Company since December 2, 1995 and as President since October 1992. Prior to that time, he held senior management positions at WestPoint Stevens over a period of 38 years, most recently as Executive Vice President of Merchandising. Mr. Andrews is a Director of Regions Bank of Columbus, Georgia, the American Textile Manufacturers Institute, the National Textile Center, and the Columbus, Georgia Chamber of Commerce and Chattahoochee Valley Health Care Foundation. He also serves on the Board of Trustees of the Atlanta Christian College. Mr. Andrews term of service on the Board of Directors expires with the Company's 1997 Annual Meeting of Stockholders.

     J. Reid Bingham, age 51, has served as a Director since 1991. Mr. Bingham has been General Counsel of Hamilton Bancorp, Inc. and Hamilton Bank, N.A. since October 1993. Mr. Bingham has been associated with Hamilton Bank, N.A. since October 1996. He previously was a partner from April 1994 to October 1996 of the law firm of Concepcion, Sexton, Bingham & Urdaneta (formerly Bingham & Castilla). Prior to this time, he was a partner of the law firm of Kirkpatrick & Lockhart from April 1989 to April 1994. Mr. Bingham's term of service on the Board of Directors expires with the Company's 1997 Annual Meeting of Stockholders.

     David L. Chandler, age 70, has served as Chairman of the Board of Directors of the Company since 1981. Mr. Chandler served as the Company's CEO from January 1990 through December 2, 1995 and as its President from January 1990 to October 1992. Mr. Chandler was Chairman of the Board of Directors and CEO of Jupiter National, Inc. ("Jupiter") from June 1990 and January 1991, respectively, until March 28, 1996. Mr. Chandler has also served as Chairman of the Board of Redlaw Industries Inc. ("Redlaw") a former manufacturer of automotive and transportation products, and Redlaw's wholly owned subsidiary GRM Industries, Inc. ("GRM"), a former manufacturer of ferrous casting products each for more than five years. Mr. Chandler has been Chairman of the Board of Directors of Galtaco, Inc. ("Galtaco") since 1959 and was President and CEO of Galtaco from March 1991 to November 7, 1996. On October 27, 1994, Mr.
Chandler, in an administrative proceeding, without admitting or denying the findings or undertaking to pay any fine or penalty, consented to the issuance of a cease and desist order and findings of the Securities and Exchange Commission (the "SEC") in connection with certain incorrect or late filings of Forms 3, 4 and 5 and Schedules 13D required to be filed with respect to Johnston and Redlaw. Under the order, Mr. Chandler may not commit or cause any violation of Section 13(d) and 16(a) of the Securities Exchange Act of 1934
(the "Exchange Act") and Rules 13d-1, 13d-2, 16a-2 and 16-a3 promulgated thereunder. Mr. Chandler's term of service on the Board of Directors expires with the Company's 1997 Annual Meeting of Stockholders.

     John A. Friedman, age 61, has served as a Director since 1996. For the past four years, Mr. Friedman has been engaged in the private practice of law. Prior to entering private practice Mr. Friedman was a partner in the law firm of Kaye, Scholer, Fierman, Hays and Handler for 20 years. Mr. Friedman's term of service on the Board of Directors expires with the Company's 1997 Annual Meeting of Stockholders.

     William J. Hart, age 55, has served as a Director since 1981. Mr. Hart has been a partner of the law firm of Husch & Eppenberger since January 1997. From August 1970 to January 1997 he was a partner of the law firm of Farrington & Curtis, which was merged into the firm of Husch & Eppenberger. Mr. Hart's term of service on the Board of Directors expires with the Company's 1997 Annual Meeting of Stockholders.

     Gaines R. Jeffcoat, age 75, has served as a Director since 1986. Prior to Mr. Jeffcoat's retirement on June 30, 1990, he served as Vice President of the Company since January 1, 1988 and as Chairman of the Board of Opp and Micolas Mills, Inc., a subsidiary of the Company ("Opp"), from January 1, 1988 to December 31, 1989. Mr. Jeffcoat was President of Opp for more than five years prior to that time. Mr. Jeffcoat's term of service on the Board of Directors expires with the Company's 1997 Annual Meeting of Stockholders.

     C. J. Kjorlien, age 81, has served as a Director since 1989. Mr. Kjorlien also serves as a director of Fieldcrest Cannon, Inc. From June 1974 to May 1989 Mr. Kjorlien was a director of WestPoint Stevens, Inc. (a textile manufacturer), and from December 1981 until his retirement in December 1986, he served as President and Chief Operating Officer of WestPoint Stevens. Mr. Kjorlien's term of service on the Board of Directors expires with the Company's 1997 Annual Meeting of Stockholders.

               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's Common Stock, $.10 par value per share (the "Common Stock"), to file initial reports of ownership and reports of changes in ownership with the SEC. Persons subject to these reporting requirements are also required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of copies of the SEC reporting forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that all required Section 16(a) reports were timely filed during the fiscal year ended December 28, 1996 ("fiscal 1996"), except for Mr. C. J. Kjorlien, a Director of the Company, who inadvertently failed to report the sale of an aggregate 9,875 shares sold in four transactions.

ITEM 11. EXECUTIVE COMPENSATION

                   EXECUTIVE COMPENSATION AND RELATED MATTERS

The following table sets forth the compensation paid by the Company for the periods indicated to any individual serving as the Company's CEO during fiscal 1996 and to the Named Executive Officers, the four most highly compensated executive officers (other than the CEO) who earned more than $100,000 during fiscal 1996.





                                     SUMMARY COMPENSATION TABLE


                                         ANNUAL COMPENSATION (1)                                LONG TERM
                                     --------------------------------                          COMPENSATION
                                                                                                  AWARDS
                                                                                             ----------------
                                                                                                SECURITIES
                                                                                                UNDERLYING          ALL OTHER
                                                     SALARY    BONUS   OTHER ANNUAL COMPEN-      OPTIONS           COMPENSATION
    NAME AND PRINCIPAL POSITION         YEAR(2)      ($) (1)    ($)         SATIONS($)             (#)               ($) (3)
    ---------------------------         -------      -------   -----   --------------------      -------           ------------
w
David L. Chandler                      1996          470,792   22,061       58,731(4)              537,330(5)         88,431
Chairman of the Board                  1995    -2    272,500    ---            ---                   ---             100,856
                                       1995    -1    467,600  213,000       46,138(4)               44,444           118,391
                                       1994          390,000  176,788       47,296(4)                ---              12,718

Gerald B. Andrews                      1996          402,500    ---            ---                   ---              27,173
President and CEO                      1995    -2    185,000    ---            ---                   ---              14,161
                                       1995    -1    370,000  200,000          ---                   ---              15,306
                                       1994          361,945  185,000          ---                   ---               3,321

Donald L. Massey                       1996          187,917    ---            ---                  18,000             6,024
Vice President-Home                    1995    -2      ---      ---            ---                   ---                 ---
Furnishings-Sales and Marketing        1995    -1      ---      ---            ---                   ---                 ---
(6)                                    1994            ---      ---            ---                   ---                 ---

L. Allen Hinkle                        1996          218,750    ---            ---                  18,000               ---
Vice President-Industrial Fabrics-     1995    -2    100,000  27,528           ---                   ---                 ---
 Sales and Marketing (6)               1995    -1    100,000  25,850           ---                   ---                 ---
                                       1994            ---      ---            ---                   ---                 ---

Larry L. Galbraith                     1996          245,000    ---            ---                   8,000            13,942
Vice President-Special Projects (7)    1995    -2    122,500    ---            ---                   ---               9,496
                                       1995    -1    245,000  35,648           ---                   ---              15,561
                                       1994          235,000  55,695           ---                   ---               3,297




(1) The amounts shown do not include indirect compensation, the value of which for each executive officer did not exceed the lesser of $50,000 or 10% of the aggregate compensation for such officer.
(2) Compensation data is presented for fiscal 1996, the six-month fiscal year ended December 31, 1995 ("1995-2"), and the twelve-month fiscal years ended June 30, 1995 ("1995-1") and 1994.
(3) Except as described herein, all payments relate to the stock purchase plan described below under the heading Stock Purchase Plan. "All
     Other Compensation" for 1995-2 also includes $18,000 representing a partial payment of premiums under a "split dollar" life insurance program. Such program was terminated as of December 30, 1995.
(4) Present value of consulting payments in accordance with contractual provisions which expired December 31, 1996. The payments shown in 1996 represent $23,486 for the period July 1, 1995-December 31, 1995 that was paid not until August 26, 1996 in the Company's discretion. The balance of $35,245 is payment for January 1, 1996-September 30, 1996.

(5) Includes 510,330 ten-year options granted to Mr. Chandler in exchange for options previously held by Mr. Chandler representing the right to purchase shares of Jupiter stock. At issuance, these options were equivalent in value to Mr. Chandler's Jupiter options. Such options were granted in lieu of cash in conjunction with the Company's acquisition of Jupiter National, Inc. (the "Jupiter Acquisition") on March 28, 1996.
(6) Messrs. Massey and Hinkle became executive officers of the Company in April 1996 and January 1995, respectively. Accordingly, only compensation information is reported for fiscal 1996 for Mr. Massey and fiscal 1996, 1995-2 and 1995-1 for Mr. Hinkle.
(7) Effective February 1, 1997, Mr. Galbraith resigned from the Company and his position as the Company's Vice President-Special Projects, the position Mr. Galbraith held since April 1, 1996.


     The following table sets forth certain information concerning options, all of which are currently exercisable unless otherwise noted, which were granted during fiscal 1996 to the CEO and the Company's Named Executive Officers.




      NAME             OPTION GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS
                                                                           POTENTIAL VALUE AT
                                                                          ASSUMED ANNUAL RATES
                                                                             OF STOCK PRICE
                                                                              APPRECIATION
                                                                             FOR OPTION TERM
                                                                             ---------------
                     NUMBER OF    % OF TOTAL   EXERCISE   EXPIRATION    0%       5%(2)            10%(2)
                    SECURITIES     OPTIONS       PRICE       DATE        $         $                 $
                    UNDERLYING    GRANTED TO   ($/SH)(1)   --------     ---    ---------         ---------
                      OPTIONS    EMPLOYEES IN  ---------
                    GRANTED (#)  FISCAL YEAR
                    -----------  ------------
David L. Chandler     99,816(3)     12.6%        2.50      03/28/06       0    3,058,362          4,127,392
                     287,360(3)     36.2%        1.98      03/28/06       0    6,933,997          9,419,661
                     123,154(3)     15.5%        3.62      04/11/06       0    5,438,481          7,369,535
                      15,000         1.9%        8.25      05/01/06       0    1,509,450          2,047,650
                      12,000         1.5%        7.50      12/13/07       0    1,098,360          1,489,080

Gerald B. Andrews         --          --           --            --       --          --                 --

Donald L. Massey      10,000         1.3%        8.25      05/01/06       0    1,006,300          1,365,100
                       8,000         1.0%        7.50      12/13/07       0      732,240            992,720
L. Allen Hinkle       10,000         1.3%        8.25      05/01/06       0    1,006,300          1,365,100
                       8,000         1.0%        7.50      12/13/07       0      732,240            992,720
Larry L. Galbraith     8,000         1.0%        8.25      05/01/06       0      805,040          1,092,080

---------------

(1)  Based on the closing price of the Common Stock on the date of grant.
(2) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall market conditions. There can be no assurance that the amounts reflected in these columns will be achieved or if achieved will exist at the time of any option exercise. Option term is for ten years.
(3) Represents ten-year options granted to Mr. Chandler in exchange for options previously held by Mr. Chandler representing the right to purchase shares of Jupiter stock. At issuance, these options were equivalent in value to Mr. Chandler's Jupiter options. Such options were granted in lieu of cash in conjunction with the Jupiter Acquisition.

     The following table provides information concerning options exercised and year-end option values for fiscal 1996 with respect to the Company's CEO and the Named Executive Officers.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

                                                           NUMBER OF            VALUE ($) OF
                                                          UNEXERCISED            UNEXERCISED
                                                        OPTIONS/SARS AT          IN-THE-MONEY
                                                            YEAR-END           OPTIONS/SARS AT
                    SHARES ACQUIRED ON     VALUE          EXERCISABLE/      YEAR-END EXERCISABLE/
       NAME            EXERCISE(#)      REALIZED ($)     UNEXERCISABLE         UNEXERCISABLE(1)
------------------  ------------------  ------------  --------------------  ---------------------
David L. Chandler         46,000          297,160        659,330/12,000         2,482,992/---

Gerald B. Andrews          ---              ---           150,000/---            49,950/---

Donald L. Massey           ---              ---           10,000/8,000             ---/---

L. Allen Hinkle            ---              ---           10,000/8,000             ---/---

Larry L. Galbraith         ---              ---            8,000/---               ---/---


(1) Based on the closing sales price for the Common Stock on the New York Stock Exchange on December 27, 1996 of $7.25 per share.

                             STOCK INCENTIVE PLAN

GENERAL

     The Company's Amended and Restated Stock Incentive Plan for Key Employees (the "Stock Incentive Plan"), which was approved by the stockholders in December 1988, authorizes the grant of awards in the form of Incentive Stock Options ("ISOs") within the meaning of Section 422A of the Internal Revenue Code of 1986 as amended (the "Code"), Non-Qualified Stock Options ("NQSOs"), Stock Appreciation Rights ("SARs"), Restricted Stock, or a combination of these forms of awards. All officers and key employees of the Company and its subsidiaries who are in positions which enable them to make significant contributions to the long-term performance and growth of the Company are eligible to receive awards. The Stock Incentive Plan is administered by the Stock Option Committee of the Board of Directors (the "Stock Option Committee"), whose members are not eligible to participate.

INCENTIVE STOCK OPTIONS

     An ISO's exercise price may not be less than the fair market value of the Common Stock on the date of the grant, and the aggregate exercise price of all shares that become exercisable by an individual optionee in a single calendar year for options granted after January 1, 1987 may not exceed $100,000, plus any unused limit carryover to such year within the meaning of Code Section 422A. Additional restrictions apply to ISOs granted to a "10 percent stockholder" (as such term is defined in Code Section 422A(b)(6)). An ISO may be exercised in whole or in part throughout the period of the ISO, with the exercise price to be paid in cash or in such alternate form as the Committee may authorize. An ISO terminates upon termination of the optionee's employment, except that if employment terminates due to the optionee's death or disability, the ISO will remain exercisable until the earlier of 12 months after termination or the ISO's expiration date.

NON-QUALIFIED STOCK OPTIONS

     NQSOs granted under the Stock Incentive Plan (a) may be for such number of shares, purchase price and term (up to 10 years) as the Stock Option Committee, in its sole discretion, may determine and (b) become exercisable six months after date of grant (or later if such committee so determines). Unless the committee in its sole discretion determines otherwise, an NQSO terminates upon termination of the optionee's employment, except that if employment terminates due to the optionee's retirement at or after age 65, disability, or death, the NQSO will remain exercisable for three months after retirement or disability or one year after death, unless the NQSO's expiration date occurs sooner.

STOCK APPRECIATION RIGHTS

     SARs are granted only (i) in conjunction with the granting of options,
(ii) in an amount not in excess of the number of shares granted in the related option and (iii) on terms providing that the exercise of an option for a given number of shares terminates the related SAR for that number of shares (so that the total number of shares for which an option and the related SAR may be exercised cannot exceed the number of shares granted in the option). SARs provide the participant with an amount equal to the difference between the fair market value of the shares on the date the SAR is exercised and the exercise price of the option. Each SAR is subject to the same conditions on termination of employment as the related option.

RESTRICTED STOCK

     The Stock Incentive Plan provides that the Stock Option Committee may make awards entitling the recipient to receive shares at no out-of-pocket costs or at such price as the committee determines, the shares purchased to be subject to the restrictions set by the Stock Option Committee and which lapse or may be waived as determined by it.

                              STOCK PURCHASE PLAN

     The Company's stock purchase plan (the "Purchase Plan") provides for the Company to assist selected key employees and Directors of the Company and its subsidiaries in purchasing shares of Common Stock; an aggregate of 723,050 shares are currently covered by the Purchase Plan. Shares purchased under the Purchase Plan may consist of authorized but unissued shares, treasury shares, or shares purchased in the open market on behalf of the participants under arrangements approved by the committee. The Purchase Plan is administered by the Stock Option Committee, whose members are not eligible to participate.

     The Stock Option Committee determines the eligible key employees and directors who will be granted participation in the Purchase Plan, the number of shares which a participant may purchase, the purchase price thereof, the manner in which such purchase will be effected, any provisions for loans to be arranged to enable Purchase Plan participants to pay for their shares, any provisions for the payment of cash bonuses to reimburse Purchase Plan participants for any interest payable on their loans not covered by the dividends paid on their shares, any provisions for Company guarantee of such loans, and other terms and conditions consistent with the provisions of the Purchase Plan.

     The Purchase Plan authorizes the Company to guarantee loans arranged by the Stock Option Committee for the purchase of shares under the Purchase Plan up to a maximum of $9,000,000 in aggregate outstanding principal amount of loans.

     The Company has furnished the Purchase Plan participants with guarantees of loans for the purchase price of the shares (which bear interest at rates of 1/2% under or 1/2% above the lending bank's prime lending rate).

     The Stock Option Committee has also authorized the payment of additional compensation to Purchase Plan participants who have purchased the 723,050 shares in the form of quarterly cash bonuses in amounts that will equal the excess of the interest payable on their loans over the dividends paid on their shares. Under the terms of the stock purchase agreements entered into between the Purchase Plan participants and the Company, the Company's obligation to pay such cash bonuses terminates upon the Purchase Plan participant's termination of employment for any reason.

     The Purchase Plan is neither qualified under Code Section 401(a) nor subject to the provisions of the Employee Retirement Income Security Act of 1974.

     The amount of any cash bonus received under the Purchase Plan must be treated as compensation income by the employee, and the Company will be entitled to a corresponding tax deduction in the same amount which the employee is required to treat as compensation income (subject to appropriate withholding of taxes).

          SALARIED EMPLOYEES' PENSION PLAN AND EXECUTIVE SUPPLEMENTAL
                                RETIREMENT PLAN

     The Company's a non-contributory Salaried Employees' Pension Plan (the "Pension Plan") covers substantially all salaried employees who have been employed on a full-time basis for at least one year. Eligible employees may elect to receive distribution of benefits under the Pension Plan upon retirement in one of several annuity forms, including single life, ten years certain and life or joint and survivor. Effective July 1, 1987, accrued benefits under the Pension Plan vest proportionately at 20% per year after an employee has been credited with three years of service under the Pension Plan. Employees attain 100% after seven years of credited service.

     If an employee participates in the Pension Plan until normal retirement date (age 65, 66 or 67, based on the year of birth) and elects to receive his or her distribution in the form of a single life annuity, the amount of his annual benefit upon retirement will be the sum of (a) 36% (assuming 20 or more years of service) of average annual earnings and (b) 26.25% (assuming 35 or more years of service) of the net amount of average annual earnings less Social Security average wages. (Average annual earnings means the annual average of the employee's earnings for the ten consecutive calendar years of benefit service immediately preceding his normal retirement date. Social Security average wages means the average of the maximum amount of wages subject to Social Security tax for the 35 years preceding the participant's Social Security normal retirement date.) The maximum benefit is $120,000 at normal retirement date for participants whose normal retirement dates fall during the plan year January 1, through December 31, 1996.

                     EXECUTIVE SUPPLEMENTAL RETIREMENT PLAN

     The Company also offers a retirement supplement for certain of its executives through the Executive Supplemental Retirement Plan ("Executive Plan") established effective July 1, 1995. Senior executives of the Company who are selected by the Compensation Committee of the Board of Directors (the "Compensation Committee") are eligible to participate in this plan. Current eligible participants are Messrs. Andrews and Galbraith, as well as two other officers of the Company. The Executive Plan replenishes a portion of benefits lost due to restrictions placed by current law on the amount of earnings lost due to restrictions placed by current law on the amount of earnings used to determine benefits under the Salaried Plan. The amount of the supplement is equal to (1) times (2), plus (3), where:

      (1) is the "past service portion" - the pro forma Salaried Plan benefit determined based on service as of June 30, 1995, and earnings limited to $235,840 (indexed for plan years on and after July 1, 1994) and annual benefits limited to $90,000 (indexed for plan years on and after July 1, 1992), less the actual Salaried Plan benefit (under then current Code limitations on earnings and benefits) based on service as of June 30, 1995;

      (2) is the ratio of years of employment from July 1, 1995, to termination date to years of employment from July 1, 1995, to Normal Retirement Date; and

      (3) is the "future service portion"-- the "total service portion" less the "past service portion." The "total service portion" is the pro forma Salaried Plan benefit as of the date of termination based on service at date of termination and earnings and annual benefits limited as described in (1) above, less the actual Salaried Plan benefit (under then current Code limitations on earnings and annual benefits) as of date of termination.

     The benefit is payable upon termination of employment in the same form as the benefit payable from the Salaried Plan or at the Company's discretion, in another equivalent form. The Executive Plan also provides a death benefit of the accumulated supplemental plan benefit to the executive's beneficiary in the event of death prior to full payment of the plan's benefit. The Executive Plan is unfunded.

     Mr. Chandler does not participate in the Executive Plan but does have a supplemental payment agreement to receive $8,333 per month for each month worked from January 1, 1990, through termination of his employment agreement, payable starting at termination date. The agreement is funded through a rabbi trust.

     The following table sets forth the estimated annual normal retirement benefits payable under the Salaried Employees Pension Plan and Executive Supplemental retirement Plan based on 1996 Plan limits upon (assuming Social Security Average wages of $45,000 per year) for various combinations of pre-retirement remuneration and years of benefit service:



   AVERAGE ANNUAL                     YEARS OF BENEFIT SERVICE
       SALARY                         ------------------------
   LAST 10 YEARS
  (OR LESS WHERE
    APPLICABLE)
    -----------         5       10      15      20       25       30       35
                        -       --      --      --       --       --       --
      125,000         14,250  28,500  42,750   57,000   60,000   63,000   66,000
      150,000         17,438  34,875  52,313   69,750   73,688   77,625   81,563
      175,000         20,625  41,250  61,875   82,500   87,375   92,250   97,125
      200,000         23,813  47,625  71,438   95,250  101,063  106,875  112,688
      225,000         27,000  54,000  81,000  108,000  114,750  120,608  120,608
      250,000         30,188  60,375  90,563  120,608  120,608  120,608  120,608
      300,000         30,800  61,101  92,401  120,608  120,608  120,608  120,608
      400,000         30,800  61,101  92,401  120,608  120,608  120,608  120,608
      500,000         30,800  61,101  92,401  120,608  120,608  120,608  120,608
      730,000         30,800  61,101  92,401  120,608  120,608  120,608  120,608

------------------

     The years of benefit service under the Pension Plan as of December 28, 1996 for Messrs. Chandler, Andrews, Galbraith, Massey and Hinkle were 24, 4, 25, 4 and 0, respectively.

     The Pension Plan provides that if an employee's employment terminates prior to normal retirement date, payments at normal retirement date will be reduced to reflect the early termination of employment; if employment terminates later than normal retirement date, payments will be adjusted to provide benefits actuarially equivalent to the benefits otherwise payable at the normal retirement date, but not less than the accrued benefit determined at date of retirement; and if he elects a method of distribution of benefits other than a single life annuity, payments will be adjusted to provide benefits actuarially equivalent to the benefits to which he would be entitled if he had elected the single life annuity method.

                            EXECUTIVE INSURANCE PLAN

     The Company's contributory Executive Insurance Plan (the "Insurance Plan") covers selected executives of the Company and its subsidiaries. The Insurance Plan is administered by an administrative committee consisting of the CEO, the Vice President/Finance and the Secretary/Treasurer and provides life insurance coverage for participants in an amount equal to approximately three times annual compensation up to a maximum annual salary of $100,000.

     The Insurance Plan provides for benefits to the executive or his beneficiaries in the event of death before retirement, termination of employment, disability, termination of the Insurance Plan or retirement. The Company is reimbursed for all premiums paid if the executive dies prior to retirement or if such policy is fully assigned to the executive.

     In January 1989, the Company determined to "freeze" the Insurance Plan by neither extending benefits to persons not already participants nor changing the coverage for those persons who were already participants. It was also determined to commence benefits for participants at age 65 with the participants to elect either to purchase the insurance contract at age 65 or take payout of their benefits over a ten-year certain period commencing at that age. Participants who had already reached age 65 received payments equivalent to the amounts they would have received had their payments begun at age 65.

                             EMPLOYMENT AGREEMENTS

     Mr. Chandler's employment agreement entitles him to receive a base salary of not less than $390,000, as well as any bonuses and additional compensation amounts as determined by the Compensation Committee. The agreement currently in effect may be terminated by either Mr. Chandler or the Company upon 60 days' prior written notice.

     Mr. Andrews' employment agreement provided for his employment as President of the Company for an initial period extending until October 1995 and continuing thereafter from year to year at a base salary of not less than $280,000, with payments to a deferred benefit trust of $70,000 minimum each year and annual incentive compensation in accordance with the terms of an incentive compensation plan, which could also be paid into the deferred benefit trust.

     Mr. Massey's employment agreement provided for his employment with the Company for an initial period extending until December 31, 1994 and continuing thereafter from year to year at a base salary of not less than $140,000.

     On July 26, 1995, the Company's former Wellington Sears subsidiary entered into an employment agreement with L. Allen Hinkle effective November 19, 1992. The employment agreement, which has been assigned to the Company, provides for an initial term of three years, a second term of 18 months, and successive one-year terms thereafter. Mr. Hinkle's employment agreement provided for Mr. Hinkle to receive an annual salary of at least $200,000 plus such bonuses as the Company may determine.

     Mr. Galbraith's employment agreement provided for his employment as President and CEO of the Company's former Southern Phenix Textiles, Inc. subsidiary until June 30, 1998 and entitled him to a base salary of not less than $245,000 a year and such additional compensation as determined by the Company's CEO. Upon Mr. Galbraith's resignation from employment with the Company effective February 1, 1997, the Company agreed to continue to pay Mr. Galbraith's benefits (excluding long-term disability coverage) through December 31, 1997. In addition, as of February 1, 1997, the Company agreed to pay Mr. Galbraith an amount representing one-half of the salary to which Mr. Galbraith would have been entitled to receive over the seventeen remaining months of the employment agreement, with such amount to be paid to Mr. Galbraith ratably over the remaining eleven months of 1997.

                            DIRECTORS' COMPENSATION

     Pursuant to the Company's director compensation policy, each Director who is not an officer or employee of or consultant to the Company is paid an annual Director's fee of $12,000 plus $1,000 for each meeting of the Board or any committee thereof at which such Director is in attendance. All directors are reimbursed for expenses incurred in attending Board and committee meetings.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Bingham, Friedman and Hart served on the Compensation Committee during fiscal 1996; none of such Directors are employees or officers of the Company, and there were no Compensation Committee interlocks.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

     The following table sets forth as of the Record Date certain information concerning ownership of Common Stock by: (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each Director individually, (iii) the Company's CEO and each of the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group. The determinations of "beneficial ownership" of Common Stock are based upon Rule 13d-3 under the Exchange Act. Such rule provides that shares will be deemed "beneficially owned" where a person has, either solely or in conjunction with others, the power to vote or to direct the voting of shares and/or the power to dispose, or to direct the disposition of, shares or where a person has the right to acquire any such power within 60 days after the date such "beneficial ownership" is determined.



                                                               AMOUNT OF            PERCENT
                                                               BENEFICIAL        OF OUTSTANDING
   NAME AND ADDRESS OF BENEFICIAL OWNER OR IDENTITY OF GROUP  OWNERSHIP(1)           SHARES
   ---------------------------------------------------------  ------------       --------------
Gerald B. Andrews(2)(3) ....................................       234,525            2.3%
J. Reid Bingham(4) .........................................        10,500             *
David L. Chandler(3)(5) ....................................     4,785,448           46.1%
John A. Friedman(6) ........................................         1,000             *
Larry L. Galbraith(3)(7) ...................................        68,113             *
William J. Hart(8) .........................................        18,007             *
L. Allen Hinkle(3) .........................................        18,550             *
Gaines R. Jeffcoat(9) ......................................        26,434             *
C.J. Kjorlien(10) ..........................................         2,000             *
Donald L. Massey(3) ........................................        35,850             *
All directors and officers as a group (14 persons) (11) ....     5,413,389           52.1%
Redlaw Industries, Inc.(12) ................................     3,781,829           36.4%
Dimensional Fund Advisors, Inc.(13) ........................       785,798            7.6%

__________

*    Less than 1%.
(1) Unless otherwise indicated, the named individual or entity has sole voting and investment power with respect to all shares shown as beneficially owned by such person. For each beneficial owner, the number of shares outstanding and the percentage of stock ownership includes the number of common and common equivalent shares (including options and warrants exercisable within 60 days) owned by such individual or entity.
(2) Includes 150,000 shares issuable pursuant to stock options that are currently exercisable.
(3)  The address of Messrs. Andrews, Chandler, Galbraith, Hinkle and
     Massey is 105 Thirteenth Street, Columbus, Georgia 31901.
(4) The address of Mr. Bingham is 3750 NW 87th Avenue, 6th Floor, Miami, Florida 33178.
(5) Includes 3,781,829 shares owned by Redlaw Industries, Inc. ("Redlaw") and its wholly owned subsidiary GRM Industries, Inc. ("GRM"), of which Mr. Chandler may be deemed to be a beneficial owner of those shares by virtue of his relationship with Redlaw as set forth in footnote 11 below, 671,330 shares issuable pursuant to stock options which are currently exercisable or exercisable within 60 days.
(6) The address of Mr. Friedman is 430 Park Avenue, 4th Floor, New York, New York 10022.
(7) Effective February 1, 1997, Mr. Galbraith resigned from the Company and his position as the Company's Vice President-Special Projects, the position Mr. Galbraith held April 1, 1996.
(8)  The address of Mr. Hart is 750 N. Jefferson, Springfield, Missouri
     65802.
(9)  The address of Mr. Jeffcoat is 819 Brookside Drive, Opp, Alabama
     36467.
(10) The address of Mr. Kjorlien is 86 Gomez Road, Hobe Sound, Florida
     33455.
(11) Includes an aggregate of 1,078,330 shares issuable pursuant to stock options which are currently exercisable or exercisable within 60 days.
(12) Redlaw Industries, Inc. ("Redlaw") reports its address as 174 Stanley Street, Brantford, Ontario, Canada N3S7S3. These shares are owned by GRM Industries, Inc., a Tennessee corporation and wholly-owned subsidiary of Redlaw. Redlaw is a holding company incorporated in Ontario, Canada, and its stock is traded on the American Stock Exchange. David L. Chandler, Chairman of the Company, owns approximately 55.4% of the outstanding stock of Redlaw and may be deemed to be the beneficial owner of the shares owned by Redlaw. Mr. Chandler is Chairman of the Board, President and Chief Executive Officer of both Redlaw and GRM.
(13) Dimensional Fund Advisors, Inc. ("Dimensional") reports its address as 1299 Ocean Avenue, Santa Monica, California 90401. Dimensional reports sole voting power with respect to 491,886 shares and sole dispositive power with respect to all 785,798 shares. Dimensional reports that its officers also serve as officers of DFA Investment Dimensions Group, Inc. (the "Fund") and The DFA Investment Trust Company (the "Trust"), which are each open-end management investment companies registered under the Investment Company Act of 1940. In their capacities as officers of the Fund and the Trust, these persons vote the 207,987 shares owned by the Fund and the 85,925 shares owned by the Trust. The foregoing information is based on a Schedule 13G dated February 12, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     David L. Chandler was Chairman of the Board and CEO of Jupiter National, Inc. ("Jupiter") from June 1990 and January 1991 respectively, until March 28, 1996. Mr. Chandler has also served as Chairman of the Board of Redlaw and GRM Industries, Inc. each for more than five years. Mr. Chandler has been Chairman of the Board of Directors of Galtaco, since 1959 and was President and CEO of Galtaco from March 1991 to November 7, 1996.

     In May 1994, Redlaw, a stockholder, became the commissioned sales agent in Canada for sales of textile products manufactured by the Company. The Company paid Redlaw approximately $172,000, $76,000, $152,000 related to Redlaw's commissioned sales business for the year ended December 28, 1996, the six months ended December 30, 1995, and the fiscal year ended June 30, 1995 respectively. At December 28, 1996 and December 30, 1995, accounts receivable from Redlaw were $318,000 and $13,000 respectively and consigned inventory placed with Redlaw in Canada was $426,000 and $0 repsectively.

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

                                   SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the undersigned has duly caused this report to be filed on its behalf by the undersigned hereto duly authorized.













                                  JOHNSTON INDUSTRIES, INC.




Dated:  April 25, 1997            By:  /s/John W. Johnson
                                       ------------------------------
                                       John W. Johnson
                                       Vice President
                                       Chief Financial Officer




                                  By:  /s/John W. Johnson
                                       ------------------------------
                                       John W. Johnson
                                       (Principal Accounting Officer)