Form 10-Q
period 1997-03-29
JOHNSTON INDUSTRIES INC
filed 1997-05-13
CIK 41017

                                  FORM 10-Q

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

[x]  For the quarterly period ended March 29, 1997

Commission file number 1-6687
                       ------

                          JOHNSTON INDUSTRIES, INC.
           ------------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                Delaware                                  11-1749980
    -------------------------------                   -------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

105 Thirteenth Street, Columbus, Georgia                     31901
(Address of principal executive offices)                  (Zip Code)


                               (706) 641-3140
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

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

Yes  [X]   No  [ ]

The number of shares outstanding of the Registrant's Common Stock as of March 29, 1997 was 10,381,174 shares.

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES


                               INDEX TO FORM 10-Q


                         PART I - FINANCIAL INFORMATION



ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

              Condensed Consolidated Balance Sheets

              Condensed Consolidated Statements of Income

              Condensed Consolidated Statements of Cash Flows

              Notes to Condensed Consolidated Financial Statements

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS



                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURE PAGE

INDEX TO EXHIBITS

                       PART I - FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
        (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                    MARCH 29,    DECEMBER 28,
                                                                      1997           1996
                                                                  -----------   ------------
ASSETS                                                             (UNAUDITED)
CURRENT ASSETS:
   Cash and Cash Equivalents                                      $       304   $      1,720
   Accounts and Notes Receivable (Less Allowance for
      Doubtful Accounts of $1,469 and $1,379)                          43,765         37,128
   Inventories                                                         67,733         65,520
   Net Assets of Discontinued Operations                                6,244          6,011
   Income Taxes Receivable                                              5,283          5,755
   Assets held for sale                                                 2,178          2,293
   Prepaid Expenses and Other                                           2,031          2,254
                                                                  -----------   ------------
      Total Current Assets                                            127,538        120,681

Property, Plant and Equipment-Net                                     127,159        130,047

Goodwill                                                               13,958         14,046
Intangible Asset-Pension                                                2,042          2,042
Other Assets                                                            4,904          4,814
                                                                  -----------   ------------
Total Assets                                                      $   275,601   $    271,630
                                                                  ===========   ============

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES:
   Accounts Payable                                               $    24,460   $     26,409
   Accrued Expenses                                                    14,194         12,395
   Current Maturities of Long-Term Debt                                 8,635          6,505
   Deferred Income Taxes                                                1,095            727
                                                                  -----------   ------------
      Total Current Liabilities                                        48,384         46,036

Long-Term Debt - Less Current Maturities                              144,881        143,641
Other Liabilities                                                      11,682         11,744
Deferred Income Taxes                                                  10,981         11,017

STOCKHOLDERS' EQUITY:
   Preferred Stock, Par Value .01 per Share; Authorized
      3,000,000 Shares; Issued 325,000                                      3              3
   Common Stock, Par Value $.10 per share; Authorized,
      20,000,000 Shares; Issued 12,467,691 and 12,449,391               1,246          1,246
   Additional Paid-In Capital                                          23,604         23,568
   Retained Earnings                                                   45,556         45,111
                                                                  -----------   ------------
      Total                                                            70,409         69,928
   Less Treasury Stock; 2,086,517 shares                              (10,258)       (10,258)
   Less Minimum Pension Liability Adjustment, Net of Tax Benefit         (478)          (478)
                                                                  -----------   ------------
      Total Stockholders' Equity                                       59,673         59,192
                                                                  -----------   ------------
Total Liabilities and Stockholders' Equity                        $   275,601   $    271,630
                                                                  ===========   ============

See notes to Condensed Consolidated Financial Statements

                  JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
        (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                        FOR THE THREE MONTHS ENDED
                                                                                        --------------------------
                                                                                           MARCH 29,   MARCH 30,
                                                                                             1997         1996
Net Sales                                                                                   $86,778     $84,030
                                                                                            -------     -------
Costs and Expenses:
Cost of Sales, excluding Depreciation and Amortization                                       69,779      68,757
Selling, General and Administrative                                                           6,233       6,553
Depreciation and Amortization                                                                 5,340       4,612
Restructuring Charges                                                                             -       2,252
                                                                                            -------     -------
Total Costs and Expenses                                                                     81,352      82,174
                                                                                            -------     -------
Income (Loss) from Operations                                                                 5,426       1,856

Other Expenses (Income):
   Interest Expense                                                                           3,340       2,302
   Interest Income                                                                              (44)        (23)
   Other-Net                                                                                   (130)        145
                                                                                            -------     -------
      Total Other Expenses                                                                    3,166       2,424
                                                                                            -------     -------
Income (Loss) from Continuing Operations before Tax Provision,
   Minority Interest in Consolidated Subsidiary, and Extraordinary Item                       2,260        (568)

Provision (Benefit) for Income Taxes                                                            900        (647)
Minority Interest in Loss of Consolidated Subsidiary                                              -       1,200
                                                                                            -------     -------
Income (Loss) from Continuing Operations                                                      1,360       1,279

DISCONTINUED OPERATIONS:
Income from Discontinued Operations of Jupiter National (less applicable income tax of $83 and $4,268, respectively)
   net of minority interest in income of $0 and $1,083, respectively                            164       2,448
Loss on Disposal of Jupiter National,
   (less applicable income tax benefit of $2,801)                                                 -      (1,479)
                                                                                            -------     -------
Income from Discontinued Operations                                                             164         969
Extraordinary Item, (less applicable income taxes of $323), - Loss
   on Early Extinguishment of Debt                                                                -         527
                                                                                            -------     -------
Net Income                                                                                    1,524       1,721

Dividends on Preferred Stock                                                                     41           2
                                                                                            -------     -------

Net Income Available to Common Stockholders                                                 $ 1,483     $ 1,719
                                                                                            =======     =======
Earnings (Loss) Per Common Share:
   Income from Continuing Operations                                                        $  0.12     $  0.12
   Discontinued Operations                                                                     0.02        0.09
   Extraordinary Loss                                                                             -       (0.05)
                                                                                            -------     -------
      Net Earnings Per Common share                                                         $  0.14     $  0.16
                                                                                            =======     =======
Dividends Per Share                                                                         $  0.10     $  0.10
                                                                                            =======     =======
Weighted Average Number of Common and
   Common Equivalent Shares Outstanding                                                      10,710      10,642
                                                                                            =======     =======

See notes to Condensed Consolidated Financial Statements

                  JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (IN THOUSANDS OF DOLLARS)

                                                                                      FOR THE THREE MONTHS ENDED
                                                                                      --------------------------
                                                                                         MARCH 29,   MARCH 30,
                                                                                            1997        1996
                                                                                      -----------    -----------
OPERATING ACTIVITIES:
CONTINUING OPERATIONS:
   Net Income from Continuing Operations                                                  $ 1,360    $  1,279
   Adjustments to Reconcile Net Income from Continuing Operations to Net Cash Provided by (Used in) Operating Activities:
      Depreciation and Amortization                                                         5,340       4,612
      Provision for Bad Debts                                                                 104         (99)
      Loss on Disposal of Fixed Assets                                                                     69
      Minority Interest in (Loss) on Consolidated Subsidiary                                           (1,200)
      Changes in Assets and Liabilities, Net of Effect of Acquisition
         Accounts and Notes Receivables                                                    (6,741)     (5,276)
         Inventories                                                                       (2,213)       (911)
         Deferred Income Taxes                                                                332        (629)
         Prepaid Expenses and Other Assets                                                    154        (804)
         Accounts Payable                                                                    (742)      3,816
         Accrued Expenses                                                                     761       2,672
         Income Taxes Receivable                                                              472       2,172
         Other Liabilities                                                                    (62)        107
                                                                                          -------    --------
         Total Adjustments                                                                 (2,595)      4,529
                                                                                          -------    --------
         Net Cash Provided by Continuing Operations                                        (1,235)      5,808

DISCONTINUED OPERATIONS:
   Income from Discontinued Operations                                                        164       2,448
   Loss on Disposal of Discontinued Operations                                                         (1,479)

   Cash Provided by (Used in) Discontinued Operations                                         (69)        975
   Items not Affecting Cash                                                                  (164)    (12,092)
                                                                                          -------    --------
         Net Cash Used in Discontinued Operation                                              (69)    (10,148)
                                                                                          -------    --------
         Net Cash Used in Operating Activities                                             (1,304)     (4,340)

INVESTING ACTIVITIES:
CONTINUING OPERATIONS:
   Additions to Property, Plant and Equipment                                              (2,270)     (5,669)
   Decrease in Non-Operating Accounts Payable                                              (1,207)     (1,198)
   Purchase of Minority Interest in Jupiter                                                           (37,693)
   Purchase of T.J. Beall, Net of Cash Acquired                                                           296
                                                                                          -------    --------
      Net Cash Used in Continuing Operations                                               (3,477)    (44,264)

DISCONTINUED OPERATIONS:
   Additions to Property, Plant, and Equipment                                                           (78)
   Proceeds from Sale of Investment                                                                    20,457
                                                                                          -------    --------
      Net Cash Provided by Discontinued Operations                                              -      20,379
                                                                                          -------    --------
      Net Cash Used in Investing Activities                                                (3,477)    (23,885)

                                                                       Continued

                  JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (IN THOUSANDS OF DOLLARS)

                                                                                               FOR THE THREE MONTHS ENDED
                                                                                               --------------------------
                                                                                                 MARCH 29,     MARCH 30,
                                                                                                   1997          1996
                                                                                               ----------    ------------
FINANCING ACTIVITIES:
CONTINUING OPERATIONS:
   Principal Payments of Debt                                                                        (130)    (94,116)
   Proceeds from Issuance of Long-Term Debt                                                         3,500     142,236
   Borrowings under Line-of-Credit Agreements                                                                   4,750
   Repayments under Line-of-Credit Agreements                                                                 (18,000)
   Purchase of Treasury Stock                                                                                  (2,150)
   Proceeds from Issuance of Common Stock                                                              36          73
   Dividends Paid                                                                                     (41)
   Extraordinary Item, Loss on Early Extinguishment of Debt                                                      (850)
                                                                                                  -------    --------
      Net Cash Provided by Continuing Operations                                                    3,365      31,943

DISCONTINUED OPERATIONS:
   Principal Payments of Debt                                                                                  (1,605)
   Proceeds from Issuance of Long-Term Debt                                                                       138
                                                                                                  -------    --------
      Net Cash Used in Discontinued Operations                                                          -      (1,467)
                                                                                                  -------    --------
      Net Cash Provided by Financing Activities                                                     3,365      30,476
                                                                                                  -------    --------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                                     (1,416)      2,251

CASH AND CASH EQUIVALENTS
   Beginning of Period                                                                              1,720       1,471
                                                                                                  -------    --------
   End of Period                                                                                  $   304       3,722
                                                                                                  =======    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the year for:
      Interest                                                                                    $ 3,287       3,538
                                                                                                  =======    ========
      Income Taxes                                                                                $    94         638
                                                                                                  =======    ========


SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING INFORMATION
The Company acquired T.J. Beall Company in an exchange for preferred stock in 1996.

See notes to Condensed Consolidated Financial Statements.

                                                                      Concluded

                 JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.    BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements for the three months ended March 29, 1997 and March 30, 1996 are unaudited. The March 30, 1996 statements included the accounts of Johnston Industries, Inc. ("Johnston"), its direct wholly owned subsidiaries, Southern Phenix Textiles, Inc. ("Southern Phenix"), Opp and Micolas Mills, Inc. ("Opp and Micolas"), Jupiter National, Inc. ("Jupiter") and Johnston Industries Composite Reinforcements, Inc. ("JICR" formerly Tech Tech Textiles, USA) and its indirect wholly owned subsidiaries Wellington Sears Company ("Wellington") and Greater Washington Investments, Inc. ("GWI").

      On April 3, 1996, after the acquisition by Johnston of the minority interest in Jupiter (see note 2), Jupiter was merged into Opp and Micolas. At the close of business on June 29, 1996, the name of Opp and Micolas was changed to Johnston Industries Alabama, Inc. ("JI Alabama"). Southern Phenix and Wellington were merged into JI Alabama and JICR, T.
      J. Beall Company ("TJB") and GWI became subsidiaries of JI Alabama.

      The March 29, 1997 statements include the accounts of Johnston, its direct wholly owned subsidiary, JI Alabama and its indirect wholly owned subsidiaries, JICR, TJB, and GWI (collectively, the "Company").

      In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods presented. Operating results for the three months ended March 29. 1997 are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 1996. Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for year ended December 28, 1996.

2.    JUPITER NATIONAL

      Acquisition of Minority Interest

      On March 28, 1996, the Company consummated the acquisition of the remaining outstanding shares of Jupiter (the "Jupiter Acquisition") at a purchase price of $33.97 per share. Total purchase consideration was approximately $45,950,000 which included payments of $39,000,000 to stockholders, and certain holders of options to purchase common stock and the assumption of certain Jupiter options by Johnston. Other acquisition costs included approximately $5,488,000 of merger related expenses paid by Jupiter less a reduction for Johnston equity-related deferred taxes of $1,432,000. The acquisition was accounted for under the purchase method of accounting as a "step acquisition" resulting in a partial step-up in Jupiter's tangible assets. At March 27, 1997 the Company had recorded goodwill of $12,290,000 which will be amortized over 20 years.

      The following represents the results of operations on a pro forma basis assuming Johnston had owned 100% of Jupiter as of January 1, 1996. This pro forma information is provided for information purposes only. Such pro forma information is based on historical information and is not necessarily indicative of the actual results that would have been achieved had Johnston purchased the additional shares of Jupiter on January 1, 1996, nor is it indicative of future results of operations:


                                                    THREE MONTHS ENDED
                                                      MARCH 30, 1996
                                                      --------------
  Net Sales                                            $84,030,000

  Loss from Continuing Operations                         (965,000)
  Earnings from Discontinued Operations                  2,206,000
  Loss from Extraordinary Item                            (527,000)
                                                       -----------
  Earnings Applicable to Common Stock                  $   712,000
                                                       ===========

  Earnings (Loss) Per Share
      Continuing Operations                            $      (.09)
      Discontinued Operations                                  .21
      Extraordinary Item                                      (.05)
                                                        -----------
          Total                                        $       .07
                                                        ===========


      Discontinuance of the Venture Capital Segment

      Concurrent with the Jupiter Acquisition, the Company's management made the decision to discontinue the venture capital investment segment of Jupiter's operation. The segment has been accounted for as discontinued operations, and in accordance with Generally Accepted Accounting Principles, the net assets of the discontinued segment are recorded as an asset on the consolidated balance sheet and are expected to be disposed of by June 1997. The results of operations for Jupiter's venture capital investment activities have been recorded as discontinued operations for 1996 and subsequent periods.

      Income before taxes from discontinued operations includes net realized and unrealized gains from investments of approximately $146,000 and $10,218,000 less interest expense and operating expenses for the three months ended March 29, 1997 and March 30, 1996 respectively. The gains from investments are mainly due to gains realized on the sale of the Company's investment in EMC Corporation and Viasoft during the three months ended March 30, 1996.

      For the three months ended March 30, 1996, the loss after income taxes for the disposal of the discontinued operations included a $4,380,000 write down for the carrying value after considering liquidation plans on disposal of the remaining portfolio investments and related debt as well as a $300,000 provision for future operating costs.

3.    RESTRUCTURING CHARGES

      In connection with the Jupiter Acquisition, the Company decided to close the manufacturing facility in Tarboro, North Carolina, which had been operated by Jupiter's Wellington subsidiary (the "Tarboro Facility") in an effort to realign and consolidate certain operations, concentrate capital resources on more profitable operations and better position itself to achieve its strategic corporate objectives. All activities related to the closing of the Tarboro Facility were substantially completed in January 1997. The Tarboro Facility, which is currently vacant, is held for sale and is recorded at its estimated net realizable value. During the first quarter of 1996, the Company recorded restructuring charges totaling $4,118,000 to cover anticipated losses including $1,619,000 related to write-downs of accounts receivable and inventory, $834,000 for severance costs and $1,665,000 for other costs related to the operation. Of these costs, $1,866,000, representing the minority interest (the portion of Wellington not owned by Johnston), has been recorded in the purchase accounting for the Jupiter Acquisition with the remaining $2,252,000 recorded as an expense on the consolidated statement of income.

      The plan for the closing of the Tarboro Facility called for termination of 168 employees with various job descriptions at the facility. As of March 29, 1997, 167 employees had been terminated. Through March 29, 1997, approximately $3,984,000 has been charged to the reserves established for the closing. These costs included $479,000 related to severance costs.

4.    INVENTORIES

      Inventories consisted of the following at March 29, 1997 and December 28, 1996:


                                     MARCH 29, 1997  DECEMBER 28, 1996
                                     --------------  -----------------

      Finished Goods                    $31,251,000        $30,051,000
      Work-In Process                     8,998,000          9,012,000
      Raw Materials and Supplies         27,484,000         26,457,000
                                        -----------        -----------
      Total                             $67,733,000        $65,520,000
                                        ===========        ===========


5.    LONG-TERM FINANCING AND SHORT-TERM BORROWINGS

      Long-term debt and short-term borrowings consisted of the following at March 29, 1997 and December 28, 1996:


                                         MARCH 29, 1997  DECEMBER 28, 1996
                                         --------------  -----------------
      Johnston Industries, Inc.
        Term Loans                         $ 74,500,000       $ 74,500,000
        Lines of Credit Borrowings                    0                  0
        Revolving Credit Loans               77,399,000         73,899,000
        Purchase Money Mortgage Debt          1,065,000       $  1,108,000
                                           ------------       ------------
                                            152,964,000        149,507,000


      Wellington Sears Company
      Industrial Development Note
          (net of unamortized discount)         552,000            639,000

                                           ------------       ------------
        Total                               153,516,000        150,146,000
      Less Current Maturities                (8,635,000)        (6,505,000)
                                           ------------       ------------
                                           $144,881,000       $143,641,000
                                           ============       ============





      Johnston Industries, Inc.
      Bank Credit Agreement

      On March 28, 1996, the Company signed a new credit agreement with a syndicate of banks (the "Bank Credit Agreement") to provide aggregate loans of up to $160,000,000 to repay existing indebtedness, to provide funds used to acquire the remaining outstanding shares of the common stock of Jupiter and to finance working capital needs. The Bank Credit Agreement provides for revolving credit loans (the "Revolver") of up to $80,000,000, a term loan for $40,000,000 ("Term Loan A") and a term loan for an additional $40,000,000 ("Term Loan B"). Borrowings under the Revolver and the Term Loan A mature on

      March 28, 2001, and Term Loan B matures on March 28, 2003. The term loans are repayable in quarterly installments starting in 1997.

      As of March 29 1997, the Company had outstanding borrowings under the Bank Credit Agreement of $151,899,000 and availability under the Revolver of $2,476,000.

      Covenants and Restrictions

      Under the terms of the Bank Credit Agreement, substantially all assets are pledged as collateral for the borrowings under the Bank Credit Agreement. The Bank Credit Agreement requires the Company to maintain certain financial ratios and specified levels of tangible net worth. The Bank Credit Agreement places a limit on the Company's level of capital expenditures and its ability to effect certain type of mergers or acquisitions. The Bank Credit Agreement permits the Company to pay dividends on its Common Stock provided it is in compliance with various covenants and provisions contained therein, which among other things limit dividends and restrict investments to the lesser of (x) 20% of total assets of the Company, on a fully consolidated basis, as of the date of determination thereof, or (y) $5,000,000 for the period commencing on January 1, 1996 and ending on December 31, 1996 or (z) $5,000,000 plus 50% of cumulative consolidated net income for the period commencing January 1, 1997, minus 100% of cumulative consolidated net loss for the consolidated entities for such period, as calculated on a cumulative basis as of the end of each fiscal quarter of the consolidated entities with reference to the financial statements for such quarter.

      The initial Bank Credit Agreement was amended on June 28, 1996 and February 28, 1997 to modify certain covenants. Prior to the execution of these amendments, the Company was in technical noncompliance with certain of the financial covenants contained therein. At March 29, 1997, the Company was in compliance with its covenants under the Bank Credit Agreement.

6.    FINANCIAL INSTRUMENTS

      Interest Rate Swaps

      In order to minimize the Company's exposure to the uncertainty of floating interest rates, the Bank Credit Agreement requires the Company to maintain interest rate protection agreements covering a minimum of 50% of the principal amount outstanding under the term loans, as long as these loans exceed an aggregate of $40 million. Under the Credit Agreement, the Company may elect to pay interest based on either the prime rate plus various margins or the LIBOR rate plus various margins. Effective June 7, 1996, the Company entered into interest rate swap agreements with several lenders whereby it exchanged its floating rate obligations under the Bank Credit Agreement on $38 million notional principal amount for a fixed rate payment obligation of 6.705% for a term of three years, with an option to renew for an additional two years. Prior to the interest rate swap agreements, the Company was paying interest based on a floating rate of 5.535%, based on a three month LIBOR rate.

7.    EARNINGS PER SHARE

      Earnings per share for the three months ended March 29, 1997 and March 30, 1996 were calculated based on the weighted average number of shares of common and common equivalent shares outstanding during the periods. Preferred dividends were deducted from net income to compute earnings applicable to common stock. Additionally, earnings (loss) per share were computed for continuing operations, discontinued operations, and extraordinary item.

      New Accounting Pronouncement

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). This Statement establishes new standards for computing and presenting earnings per share ("EPS") information.
      SFAS No. 128 simplifies the computation of earnings per share currently required by APB Opinion No. 15 and its related interpretations. The new statement replaces the presentation of "primary" (and when required "fully diluted") earnings per share with "basic" and "diluted" earnings per share. This new statement is effective for financial statements issued for periods ending after December 15, 1997 including interim periods; earlier application is not permitted. The Company's computation of basic and diluted EPS under SFAS No. 128 for the three months ended March 29, 1997 and March 30, 1996 will not be materially different than EPS previously reported.

8.    INCOME TAXES

      The provision for income taxes from continuing operations as computed under Financial Accounting Standards Board Standard No. 109, "Accounting for Income Taxes", is comprised of the following for the three months ended March 29, 1997 and March 30, 1996:


                                                              1997       1996
                                                            --------   ---------

      Federal:
        Current                                             $174,000   $ 163,000
      Deferred                                               617,000    (830,000)
                                                            --------   ---------
                                                             791,000    (667,000)

      State:
        Current                                               35,000     126,000
      Deferred                                                74,000    (106,000)
                                                            --------   ---------
                                                             109,000      20,000

      Provision (benefit) for income taxes                  $900,000   $(647,000)
                                                            ========   =========


      The reconciliation of the Company's effective income tax rate to the Federal statutory rate from continuing operations of 34% for the three months ended March 29, 1997 and March 30, 1996 follows:


                                                        1997       1996
                                                      --------  ----------

      Federal income taxes at statutory rate          $768,000   $(193,000)

      State income taxes, net of Federal tax benefit    72,000      27,000
      Equity in Income of Majority-Owned Subsidiary          -    (508,000)
      Amortization of Goodwill                          62,000
      Other - Net                                       (2,000)  $  27,000
                                                      --------   ---------
                                                      $900,000   $(647,000)
                                                      --------   ---------
      Effective rate                                      39.8%      113.9%
                                                      ========   =========


      The significant equity loss from continuing operations has distorted the 1996 effective rate which is usually comparable with the effective rate for the same period of the prior year.

9.    COMMITMENTS AND CONTINGENCIES

      Former Steel Fabrication Operations

      In 1981, a subsidiary of the Company closed a steel fabricating facility in Pennsylvania which it had operated before its closing. In February 1994, the current operators of the facility filed a complaint against previous owners and operators of the facility, including the Company, claiming contamination by a former Johnston subsidiary which had operated at the facility before its close in 1981. Based upon the discovery that certain co-defendants had no assets or had been through bankruptcy proceedings, the Company's management accrued $2,000,000 in the six months ended December 30, 1995. In addition, the Company established a reserve in the amount of $200,000 as an estimate of potential additional legal costs and other costs to be incurred in connection with the defense of this matter.

      This case was settled in December 1996. The total judgment against the Company was $904,000, including prejudgment interest. There is an associated unasserted claim for additional, as yet unspecified, damages. At December 28, 1996, the reserve balance for response costs and associated legal fees was approximately $800,000, net of amounts due under the settlement. In consideration of the total judgement, which was paid in January 1997, and the range of estimated potential liability for response costs pursuant to the unasserted claim, the Company's management reduced its reserve for such liability and associated legal fees to approximately $500,000. Although management believes, based upon the currently available facts, that the reserve established for this matter is reasonable, the Company's future potential liability for response costs pursuant to the unasserted claim cannot presently be determined.

      General

      The Company is periodically involved in legal proceedings arising out of the ordinary conduct of its business. Management does not expect that any of these legal proceedings or the legal proceedings discussed above, will have a material adverse effect on the Company's consolidated financial statements or consolidated results of operations.

10.   RELATED PARTY TRANSACTIONS

      Redlaw Industries, Inc. ("Redlaw"), a stockholder, is the commissioned sales agent for the Company for sales of the Company's products into Canada under the terms of a non-exclusive sales agency agreement. For the three months ended March 29, 1997, there were no sales to Redlaw. As of March 29, 1997 accounts receivable from Redlaw was $187,953 and commissions payable to Redlaw were $165,367. Johnston also maintains inventory at a public warehouse in Ontario, Canada which is supervised by Redlaw. At March 29, 1997, there was approximately $474,000 of inventory located at the warehouse in Canada.

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

The March 30, 1996 condensed consolidated financial statements included the accounts of Johnston, its wholly owned subsidiaries, Southern Phenix Textiles, Inc. ("Southern Phenix"), Opp and Micolas Mills, Inc. ("Opp and Micolas"), and Jupiter National, Inc. ("Jupiter") and Jupiter's wholly-owned subsidiaries, Wellington Sears Company ("Wellington") and Greater Washington Investments, Inc. ("GWI"), (collectively, the "Company").

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

Concurrent with the Jupiter Acquisition, the Company's management made the decision to discontinue the venture capital investment segment of Jupiter's operation. The segment has been accounted for as discontinued operations in accordance with APB 30. Accordingly, the net assets of the discontinued segment are recorded as a current asset on the consolidated balance sheet and are expected to be disposed of by June 30, 1997.

RESULTS OF OPERATIONS

Results for the quarter ended March 29, 1997 reflected a slight increase in net sales while income from operations showed significant improvement over the first quarter of 1996. While the first quarter of 1996 included $2,252,000 in restructuring charges related to the Company's decision to close the manufacturing facility in Tarboro, North Carolina which had been operated by Wellington (the "Tarboro Facility"), improvements in income from operations described above also reflects substantial decline in the price of raw material as costs for both cotton and synthetics were at extremely high levels during the first quarter of 1996. Increased interest costs associated with higher average borrowings plus a swing in provision for income taxes (discussed below) are reflected in income from continuing operations. As the Company's former investment portfolio segment has been largely divested since the Jupiter Acquisition, income from discontinued operations for the quarter ended March 29, 1997 was significantly reduced.

Net sales for the first quarter of 1997 were $86,778,000 compared to $84,030,000 the first quarter of 1996 reflecting a 3.3% increase of $2,748,000. Sales of automotive fabrics, which accounted for 3% of the Company's sales in 1996, declined in the first quarter of 1997 by approximately $436,000 (15.3%) and sales of industrial fabrics declined only slightly by approximately $827,000 (3.7%) compared to the prior period. Sales of home furnishing fabrics grew by approximately $2.3 million (4.8%) from the first quarter of 1996 resulting from slightly improved demand for these fabrics. Sales to specialty markets grew by approximately $2.1 million compared to the first quarter in 1996. Sales to such specialty markets are largely comprised of the Company's Fiber Products Division (fiber and fabric waste reclamation) including TJB which was acquired at the end of the first quarter of 1996. The Company's composite reinforcement business, which is included in sales to specialty markets, declined by $419,000 (18%) from the first quarter of 1996, reflecting some weakness in demand for composite reinforcement fabrics. Sales of apparel fabrics declined by $258,000 from the first quarter of 1996 reflecting the Company's decision to de-emphasize sales of these low margin products.

At March 29, 1997, the sales backlog of the Company was approximately $92,636,000 compared to sales backlog of approximately $88,581,000 at December 28, 1996 and $68,734,000 at March 30, 1996. The backlog at March 29, 1997 includes approximately $17,671,000 for TJB which would not be reflected in the March 1996 amounts since backorder amounts were not available at the time the acquisition of TJB was completed. Management is cautiously optimistic that the comparable increase in sales backlog (after excluding the TJB backlog) is representative of strengthened demand in certain markets in which the Company sells its products.

Cost of sales increased by slightly over $1 million to $69,779,000 in the three months ended March 29, 1997 compared to $68,757,000 for the comparable 1996 period. Cost of sales as a percentage of sales decreased in the first quarter of 1997 when compared to the prior period. Gross margin improved from 18.2% for the first quarter of 1996 to 19.6% for the first quarter of 1997. This increase resulted largely from improvement in the price of raw materials which began to decline mid-year in 1996. Such improvement began to be fully realized in the first quarter of 1997 when the Company's inventories purchased earlier at higher prices had cleared the manufacturing cycle at the end of 1996.

Selling, general, and administrative expenses of $6,233,000 for the first quarter of 1997 declined by $320,000 from $6,553,000. This improvement is a result of certain costs which have been eliminated in conjunction with realignment of selling, general and administrative functions following the Jupiter Acquisition.

In connection with the Jupiter Acquisition, the Company decided to close the Tarboro Facility in an effort to realign and consolidate certain operations, concentrate capital resources on more profitable operations and better position itself to achieve its strategic corporate objectives. All activities related to the closing of the Tarboro Facility were substantially completed in January 1997. The Tarboro Facility, which is currently vacant, is held for sale and is recorded at its estimated net realizable value. During the first quarter of 1996, the Company recorded restructuring charges totaling $4,118,000 to cover anticipated losses including $1,619,000 related to write-downs of accounts receivable and inventory, $834,000 for severance costs and $1,665,000 for other costs related to the operation. Of these costs, $1,866,000, representing the minority interest (the portion of Wellington not previously owned by Johnston), has been recorded in the purchase accounting for the Jupiter Acquisition with the remaining $2,252,000 recorded as an expense on the consolidated statement of income.

Depreciation and amortization expense for the three months ended March 29, 1997 increased $728,000 to $5,340,000 compared to $4,612,000 for the three months ended March 30, 1996. This increase resulted from additional depreciation based on the Company's capital investment to upgrade machinery and equipment to state-of-the-art levels and also included additional depreciation related to the Company's step-up in basis of property, plant, and equipment in connection with the Jupiter acquisition. Such capital investment is an ongoing process necessary to maintain the Company's production capabilities and competitive position within the textile industry.

Interest expense for the three months ended March 29, 1997 was $3,340,000 reflecting an increase of $1,038,000 compared to the three months ended March 30, 1996. Such increases were reflective of higher average borrowings through the Company's credit facilities during the three months ended March 29, 1997. The majority of the increased borrowings were deployed to complete the Jupiter Acquisition.

There was a provision for income taxes of $900,000 for the three months ended March 28, 1997. The benefit for income taxes of $647,000 for the three months ended March 30, 1996 largely reflects a tax benefit related to Wellington, which was recorded during the first quarter of 1996 in conjunction with the Jupiter Acquisition.

The minority interest in loss of consolidated subsidiary reflects the minority shareholders' proportionate share in the losses of Wellington through March 28, 1996, the date the Jupiter Acquisition was completed.

Concurrent with the Jupiter Acquisition, the Company's management made the decision to discontinue the venture capital investment segment of Jupiter's operation. The segment has been accounted for as discontinued operations in accordance with Generally Accepted Accounting Principles. Accordingly, the net assets of the discontinued segment are recorded as an asset on the consolidated balance sheet and are expected to be disposed of by June 1997. The results of operations for Jupiter's venture capital investment activities were recorded as discontinued operations for 1996. For the three months ended March 29, 1997, income from the discontinued operations was $164,000 net of applicable taxes of $83,000 and for the three months ended March 30, 1996, income from the discontinued operations was $2,448,000 net of applicable taxes of $4,268,000 and minority interest in income of $1,083,000. Income during the first quarter of 1996 from discontinued operations was mainly reflective of gains on the sale of the Company's investment in EMC Corporation and Viasoft. In connection with the classification of the venture capital investment portfolio business as discontinued operations, for the three months ended March 30, 1996, the Company recorded a loss on disposal of Jupiter of $1,479,000 net of the applicable income tax benefit of $2,801,000. This loss is mainly reflective of the write-down of the remaining portfolio of venture capital investments from the values previously established by Jupiter's Board of Directors. Such write-down was recorded to reduce the investments to their estimated fair value which was expected to be realized upon the sale of such investments within one year versus the value of these investments held on a long-term basis.

MATERIAL CHANGES IN FINANCIAL CONDITION

As a result of the Jupiter Acquisition, the Company has revalued certain
Jupiter assets, mainly inventories and property, plant, and equipment.   Due to
Johnston's previous partial ownership interest in Jupiter, the acquisition of the remaining outstanding interest is accounted for as a "step acquisition" resulting in a partial step-up in Jupiter assets. The Company recorded such partial step-up in basis on such assets and has recorded goodwill of $12,196,000 which is to be amortized over 20 years.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 29, 1997 was $79,154,000 representing a ratio of current assets to current liabilities of 2.64 to 1.

The Company's primary needs for capital resources have been funded by borrowings under its bank credit agreement, which was entered into on March 28, 1996 and thereafter amended on June 28, 1996 and February 28, 1997 (the "Bank Credit Agreement"). Borrowings under the Bank Credit Agreement have been used to finance the purchase of the Jupiter Acquisition (as discussed above), to refinance certain indebtedness, and to pay related fees and expenses related to the forgoing, and available borrowings will be used, as needed, to finance working capital and capital expenditure. The Bank Credit Agreement provides for revolving credit loans (the "Revolver") of up to $80,000,000, a term loan for $40,000,000 ("Term Loan A") and a term loan for an additional $40,000,000 ("Term Loan B"). Borrowings under the Revolver and the Term Loan A mature on March 28, 2001 and Term Loan B matures on March 28, 2003. The term loans are repayable in quarterly installments starting in 1997.

As of March 27, 1997, the Company had outstanding borrowings under the Bank Credit Agreement of $153,516,000 and availability under the revolver of $2,476,000.

Under the terms of the Bank Credit Agreement, substantially all assets are pledged as collateral for the borrowings under the Bank Credit Agreement. The Bank Credit Agreement requires the Company to maintain certain financial ratios and specified levels of tangible net worth. The Bank Credit Agreement places a limit on the Company's level of capital expenditures and its ability to effect certain type of mergers or acquisitions. The Bank Credit Agreement permits the Company to pay dividends on its Common Stock provided it is in compliance with various covenants and provisions contained therein, which among other things limit dividends and restrict investments to the lesser of (x) 20% of total assets of the Company, on a fully consolidated basis, as of the date of determination thereof, or (y) $5,000,000 for the period commencing on January 1, 1996 and ending on December 31, 1996 or (z) $5,000,000 plus 50% of cumulative consolidated net income for the period commencing January 1, 1997, minus 100% of cumulative consolidated net loss for the consolidated entities for such period, as calculated on a cumulative basis as of the end of each fiscal quarter of the consolidated entities with reference to the financial statements for such quarter.

The initial Bank Credit Agreement was amended on June 28, 1996 and February 28, 1997 to modify certain covenants. Prior to the execution of these amendments, the Company was in technical noncompliance with certain of the financial covenants contained therein. At March 29, 1997, the Company was in compliance with its covenants under the Bank Credit Agreement.

Soft markets for the Company's products resulted in a reduction in cash provided from operations during 1996. Although available cash has been adequate to sustain the Company's operations and pay required dividends on its preferred stock as well as dividends on its Common Stock, cash used to complete the Jupiter Acquisition, cash used for debt service and debt reduction under the Bank Credit Agreement and cash used in the Company's capital expenditure plan have strained the Company's available liquid assets. Management expects improvements in cash generation from improved operating results, strict cost containment, reduction in inventories, judicious review of its short term capital expenditure plans plus liquidation of the remaining net assets of the discontinued Jupiter operations and sale of the remaining Tarboro Facility assets. While discretionary cash expenditures will require constraint and careful planning, management believes that funds generated from operations and funds available under the Bank Credit Agreement will be sufficient to satisfy the Company's liquidity requirements for at least the next year.

OTHER MATTERS

The Company is periodically involved in legal proceedings arising out of the ordinary conduct of business. Management does not expect that such proceedings will have a material adverse effect on the Company's consolidated financial position or results of operations.

RISKS AND UNCERTAINTIES

Except for historical information contained herein, the matters set forth in this report are forward looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from those in, or which could be expected based on, such forward looking statements. The Company's expectations regarding future sales and profits assume, among other things, reasonable continued growth in the general economy which affects demand for the Company's products, and reasonable stability in raw materials pricing, changes in which affect customer purchasing decisions as well as the Company's prices and margins. The costs and benefits of the Company's discontinuance of Jupiter venture capital investments and the disposition of the Tarboro Facility may vary from the Company's expectations due to various factors such as: higher or lower than anticipated proceeds from the sale of assets; the extent of management's ability to control duplication of costs, inefficiencies and overhead during the period of phasing out operations; and the difficulties inherent in forecasting the operating results of an operating mode different from that which exists at the time the forecast is made. For a further discussion of risks and uncertainties associated with the Company's business, readers are referred to the cautionary statement set forth in Item 1 of the Company's annual report on Form 10-K for the transition period ended December 30, 1995, which cautionary statement is incorporated by reference herein.

                  JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

                         PART II.   OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

No reportable legal proceedings arose in the quarter ended March 29, 1997.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits

        11   Statements of Computation of Per Share Earnings
        27   Financial Data Schedule (Filed Electronically)


(b)     Reports on Form 8-K

        (i) No reports on Form 8-K were filed during the quarter ended March 29, 1997.

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

                                  SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the undersigned has duly caused this report to be filed on its behalf by the undersigned hereto duly authorized.





                                         JOHNSTON INDUSTRIES, INC.

Dated:  May 13, 1997                      By: /s/ John W. Johnson
                                             -----------------------------------
                                             John W. Johnson
                                             Vice President
                                             Chief Financial Officer




                                         By: /s/ John W. Johnson
                                             -----------------------------------
                                                 John W. Johnson
                                                 (Principal Accounting Officer)