Form 10-Q
period 1997-06-28
JOHNSTON INDUSTRIES INC
filed 1997-08-12
CIK 41017

                                  FORM 10-Q

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

[X] For the quarterly period ended June 28, 1997
    -------------------------------------------

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

Yes      [X]      No.      [ ]

The number of shares outstanding of the Registrant's Common Stock as of June 28, 1997 was 10,726,272 shares.

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


                         PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURE PAGE

INDEX TO EXHIBITS

                        PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
        (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                          JUNE 28,     DECEMBER 28,
                                                                            1997           1996
                                                                         -----------   ------------
ASSETS                                                                   (UNAUDITED)
CURRENT ASSETS:
  Cash and Cash Equivalents                                               $    900       $  1,748
  Accounts and Notes Receivable (Less Allowance for
    Doubtful Accounts of $1,405 and $1,379)                                 43,644         37,168
  Inventories                                                               61,542         65,520
  Net Assets of Discontinued Operations                                                     1,838
  Income Taxes Receivable                                                                   1,631
  Assets held for sale                                                       6,880          7,930
  Prepaid Expenses and Other                                                 2,293          3,233
                                                                          --------       --------
    Total Current Assets                                                   115,259        119,068

Property, Plant and Equipment - Net                                        120,677        130,047

Goodwill                                                                    11,793         14,046
Intangible Asset-Pension                                                     2,042          2,042
Other Assets                                                                 3,547          4,886
                                                                          --------       --------

Total Assets                                                              $253,318       $270,089
                                                                          ========       ========

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES:
  Accounts Payable                                                        $ 23,501       $ 26,412
  Accrued Expenses                                                           9,037         13,089
  Current Maturities of Long-Term Debt                                       8,635          6,510
  Income Taxes Payable                                                          61
  Deferred Income Taxes                                                        244            757
                                                                          --------       --------
    Total Current Liabilities                                               41,478         46,768

Long-Term Debt - Less Current Maturities                                   140,297        144,314
Other Liabilities                                                           10,786         11,824
Deferred Income Taxes                                                        6,407          7,991

STOCKHOLDERS' EQUITY:
  Preferred Stock, Par Value $.01 per Share; Authorized
    3,000,000 Shares; Issued 325,000                                             3              3
  Common Stock, Par Value $.10 per share; Authorized,
    20,000,000 Shares; Issued 12,467,691 and 12,449,391                      1,246          1,246
  Additional Paid-In Capital                                                23,642         23,568
  Retained Earnings                                                         37,995         45,111
                                                                          --------       --------
    Total                                                                   62,886         69,928
  Less Treasury Stock; 1,741,419 and 2,086,517 shares                       (8,058)       (10,258)
  Less Minimum Pension Liability Adjustment, Net of Tax Benefit               (478)          (478)
                                                                          --------       --------

    Total Stockholders' Equity                                              54,350         59,192
                                                                          --------       --------

Total Liabilities and Stockholders' Equity                                $253,318       $270,089
                                                                          ========       ========

See notes to Condensed Consolidated Financial Statements

                  JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
        (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                      FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                                      --------------------------    ------------------------
                                                                          JUNE 28,   JUNE 29,          JUNE 28,   JUNE 29,
                                                                            1997       1996              1997       1996
                                                                          --------   --------          --------   --------
Net Sales                                                                 $ 87,724   $ 81,743          $174,502   $165,773
                                                                          --------   --------          --------   --------

Costs and Expenses:
Cost of Sales, excluding Depreciation and Amortization                      72,380     67,510           142,159    136,267
Selling, General and Administrative                                          7,355      6,577            13,588     13,130
Depreciation and Amortization                                                5,336      5,174            10,676      9,786
Restructuring Charges                                                        7,118         --             7,118      2,252
Loss on Impairment of Assets                                                   903         --               903        200
                                                                          --------   --------          --------   --------
Total Costs and Expenses                                                    93,092     79,261           174,444    161,635
                                                                          --------   --------          --------   --------
Income (Loss) from Operations                                               (5,368)     2,482                58      4,138

Other Expenses (Income):
  Interest Expense                                                           3,381      2,885             6,721      5,187
  Interest Income                                                             (100)      (116)             (456)      (139)
  Other - Net                                                                  468       (437)              338       (292)
                                                                          --------   --------          --------   --------
    Total Other Expenses                                                     3,749      2,332             6,603      4,756
                                                                          --------   --------          --------   --------

    Realized and Unrealized Investment Gain (Loss)                             219        297               193     (2,416)
                                                                          --------   --------          --------   --------
Income (Loss) from Continuing Operations before Tax Provision,
  Minority Interest in Consolidated Subsidiary, and Extraordinary Item      (8,898)       447            (6,352)    (3,034)

Provision (Benefit) for Income Taxes                                        (2,263)       324            (1,267)    (1,301)
Minority Interest in Loss of Consolidated Subsidiary                            --         --                --      1,572
                                                                          --------   --------          --------   --------
Income (Loss) from Continuing Operations                                    (6,635)       123            (5,085)      (161)

DISCONTINUED OPERATIONS:
Income (Loss) from Discontinued Operations of Jupiter National (less applicable income tax of ($4) and $759 for the three months and
  $5 and $3,627 for the six months, respectively) net of minority
  interest in income of $0 and $1,455 for the six months, respectively           6      2,224               (11)     6,525
Gain (Loss) on Disposal of Jupiter National, including provision of $300 for operating losses during phased-out period (less applicable income taxes of $65 and $0 for the three months and $60 and ($935) for the
  six months, respectively)                                                    146         --               137     (1,769)
                                                                          --------   --------          --------   --------
Income from Discontinued Operations                                            152      2,224               126      4,756
Extraordinary Item, (less applicable income taxes of $323), - Loss
  on Early Extinguishment of Debt                                               --         --                --        527
                                                                          --------   --------          --------   --------

Net Income (Loss)                                                           (6,483)     2,347            (4,959)     4,068

Dividends on Preferred Stock                                                    40         41                81         43
                                                                          --------   --------          --------   --------

Net Income Available to Common Stockholders                               $ (6,523)  $  2,306          $ (5,040)  $  4,025
                                                                          ========   ========          ========   ========

                                                                       Continued

                  JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
        (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                 FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                 --------------------------         ------------------------
                                                 JUNE 28,          JUNE 29,         JUNE 28,        JUNE 29,
                                                   1997               1996            1997            1996
                                                 --------           -------         --------        --------
Earnings (Loss) Per Common Share:
  Income (Loss) from Continuing Operations       $ (0.64)           $  0.01         $ (0.50)         $ (0.02)
  Discontinued Operations                           0.01               0.20            0.01             0.44
  Extraordinary Loss                                  --                 --              --            (0.05)
                                                 -------            -------         -------          -------
    Net Earnings Per Common Share                $ (0.63)           $  0.21         $ (0.49)         $  0.37
                                                 =======            =======         =======          =======

Dividends Per Share                              $  0.20            $  0.10         $  0.20          $  0.20
                                                 =======            =======         =======          =======

Weighted Average Number of Common and
  Common Equivalent Shares Outstanding            10,404             10,731          10,392           10,791
                                                 =======            =======         =======          =======

See notes to Condensed Consolidated Financial Statements               Concluded

                  JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (IN THOUSANDS OF DOLLARS)

                                                                            FOR THE SIX MONTHS ENDED
                                                                            ------------------------
                                                                            JUNE 28,        JUNE 28,
                                                                              1997             1996
                                                                            --------        --------
OPERATING ACTIVITIES:
CONTINUING OPERATIONS:
  Net Income (Loss) from Continuing Operations                              $ (5,085)       $   (161)
  Adjustments to Reconcile Net Income from Continuing Operations to Net Cash Provided by (Used in) Operating Activities
    Depreciation and Amortization                                             10,676           9,786
    Restructuring Charges                                                      7,118
    Loss on Impairment of Assets                                                 903             200
    Provision for Bad Debts                                                      220             (19)
    Net Realized and Unrealized (Gains) Losses on Investments                   (193)          2,416
    Loss on Disposal of Fixed Assets                                                              86
    Minority Interests in (Loss) of Consolidated Subsidiary                                   (1,572)
    Changes in Assets and Liabilities, Net of Effect of Acquisition
      Accounts and Notes Receivables                                          (6,736)         (5,312)
      Inventories                                                              3,039           2,506
      Deferred Income Taxes                                                   (2,097)           (608)
      Prepaid Expenses and Other Assets                                        1,902          (1,234)
      Accounts Payable                                                        (1,906)          6,337
      Accrued Expenses                                                        (1,418)          4,658
      Income Taxes Receivable                                                  1,723           1,734
      Other Liabilities                                                       (1,038)            413
                                                                            --------        --------

      Total Adjustments                                                       12,193          19,391
                                                                            --------        --------

      Net Cash Provided by Continuing Operations                               7,108          19,230

DISCONTINUED OPERATIONS:
  Income (Loss) from Discontinued Operations                                     (11)          6,625
  Income (Loss) on Disposal of Discontinued Operations                           137          (1,769)
  Cash Provided by (Used in) Discontinued Operations                           1,904          (8,211)
  Items not Affecting Cash                                                        --         (17,452)
                                                                            --------        --------

      Net Cash Provided by (Used in) Discontinued Operations                   2,030         (20,907)
                                                                            --------        --------

      Net Cash Provided by (Used in) Operating Activities                      9,138          (1,677)

INVESTING ACTIVITIES:
CONTINUING OPERATIONS:
  Additions to Property, Plant and Equipment                                  (5,100)        (11,227)
  Decrease in Non-Operating Accounts Payable                                  (1,001)         (4,261)
  Purchase of Minority Interest in Jupiter                                                   (37,693)
  Purchase of T.J. Beall, Net of Cash Acquired                                                   333
                                                                            --------        --------

    Net Cash Used in Continuing Operations                                    (6,101)        (52,848)

                                                                       Continued

                  JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (IN THOUSANDS OF DOLLARS)


                                                                  FOR THE SIX MONTHS ENDED
                                                              -------------------------------
                                                                JUNE 28,             JUNE 29,
                                                                  1997                 1996
                                                              ----------            ---------
INVESTING ACTIVITIES CONTINUED:
DISCONTINUED OPERATIONS:
  Additions to Property, Plant, and Equipment                        ---                  (36)
  Proceeds from Sale of Investment                                   ---               33,541
                                                              ----------            ---------
   Net Cash Provided by Discontinued Operations                      ---               33,505
                                                              ----------            ---------

   Net Cash Used in Investing Activities                          (6,101)             (19,343)

FINANCING ACTIVITIES:
CONTINUING OPERATIONS:
  Principal Payments of Debt                                      (5,264)            (107,297)
  Proceeds from Issuance of Long-Term Debt                         3,500              148,795
  Borrowings under Line-of-Credit Agreements                                            4,750
  Repayments under Line-of-Credit Agreements                                          (18,000)
  Purchase of Treasury Stock                                                           (2,241)
  Proceeds from Issuance of Common Stock                              36                  164
  Dividends Paid                                                  (2,157)              (2,112)
  Extraordinary Item, Loss on Early Extinguishment of Debt                               (850)
                                                              ----------            ---------

   Net Cash Provided by (Used in) Continuing Operations           (3,885)              23,209

DISCONTINUED OPERATIONS:
  Principal Payments of Debt                                                           (1,648)
  Proceeds from Issuance of Long-Term Debt                                                138
                                                              ----------            ---------
   Net Cash Used in Discontinued Operations                          ---               (1,510)
                                                              ----------            ---------
   Net Cash Provided by (Used in) Financing Activities            (3,885)              21,699
                                                              ----------            ---------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                        (848)                 679


CASH AND CASH EQUIVALENTS
 Beginning of Period                                               1,748                1,471
                                                              ----------            ---------
 End of Period                                                $      900                2,150
                                                              ==========            =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for:
  Interest                                                    $    6,613                3,538
                                                              ==========            =========
  Income Taxes                                                $     (771)                 638
                                                              ==========            =========

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING INFORMATION

The Company acquired T.J. Beall Company in an exchange for preferred stock in 1996.

See notes to Condensed Consolidated Financial Statements.            Concluded

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.      BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements for the three months and six months ended June 28, 1997 and June 29, 1996 are unaudited. The June 29, 1996 statements included the accounts of Johnston Industries, Inc. ("Johnston"), its direct wholly owned subsidiaries, Southern Phenix Textiles, Inc. ("Southern Phenix"), Opp and Micolas Mills, Inc. ("Opp and Micolas"), Jupiter National, Inc. ("Jupiter") and Johnston Industries Composite Reinforcements, Inc. ("JICR" formerly Tech Tech Textiles, USA) and its indirect wholly owned subsidiaries Wellington Sears Company ("Wellington") and Greater Washington Investments, Inc. ("GWI").

        On April 3, 1996, after the acquisition by Johnston of the minority interest in Jupiter (see note 2), Jupiter was merged into Opp and Micolas. At the close of business on June 29, 1996, (i) the name of Opp and Micolas was changed to Johnston Industries Alabama, Inc. ("JI Alabama") (ii) Southern Phenix and Wellington were merged into JI Alabama and (iii) JICR, T. J. Beall Company ("TJB") and GWI became subsidiaries of JI Alabama.

        The June 28, 1997 statements include the accounts of Johnston, its direct wholly owned subsidiary, JI Alabama and its indirect wholly owned subsidiaries, JICR, TJB, and GWI (collectively, the "Company").

        In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments and disclosures which are necessary for a fair presentation. All such adjustments, other than those relating to restructuring or loss on impairment, are of a normal recurring nature. Operating results for the six months ended June 28, 1997 are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 1996. Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for year ended December 28, 1996.

2.      DISCONTINUANCE OF THE VENTURE CAPITAL SEGMENT

        Concurrent with the Jupiter Acquisition, the Company's management made the decision to discontinue the venture capital investment segment of Jupiter's operation. Through June 28, 1997, the segment was accounted for as discontinued operations, and in accordance with Generally Accepted Accounting Principles, the net assets of the discontinued segment were recorded as an asset on the consolidated balance sheet and were expected to be disposed of by June 1997. During that period, the results of operations for Jupiter's venture capital investment activities have been recorded as discontinued operations.

        At June 29, 1997, the remaining undisposed portfolio investments have been reclassified from net assets of discontinued operations to assets held for sale on the consolidated balance sheet, and the results of continuing operations for these remaining portfolio investments have been reported as income from continuing operations on the consolidated statements of income. Prior periods presented have been restated accordingly.

        Income before taxes from discontinued operations, inclusive of minority interest, includes net realized and unrealized gains from investments of approximately $2,000 and $2,983,000 for the three months and ($6,000) and $11,607,000 for the six months ended June 28, 1997 and June 29, 1996 respectively. The gains from investments during the six months ended June 29, 1996 are mainly due to gains realized on the sale of the Company's investments in EMC Corporation, Viasoft, Fuisz and Zoll Medical.

        For the six months ended June 29, 1996, the loss after income taxes for the disposal of the discontinued operations included a $4,380,000 write down for the carrying value after considering liquidation plans on disposal of the remaining portfolio investments and related debt as well as a $300,000 provision for future operating costs.

3.      RESTRUCTURING CHARGES AND LOSSES ON IMPAIRMENT

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

        In consideration of the Company's inability to find buyers for its real properties which are held for sale, The Tarboro Facility and the former Jupiter office in Rockville, MD (the "Rockville Office"), the Company has also recorded a loss on impairment of assets to reduce the carrying value of these properties to estimated net realizable value. A loss of $650,000 was recorded for the Tarboro Facility and a loss of $253,000 was recorded for the Rockville Office.

        The plan for the closing of the Tarboro Facility called for termination of 168 employees with various job descriptions at the facility. As of June 28, 1997, 167 employees had been terminated. Through June 28, 1997, approximately $4,157,000 has been charged to the reserves established for the closing. These costs included $528,000 related to severance costs.

        In August 1997, the Company finalized its plans to cease manufacturing operations at its Langdale Facility (the "Langdale Facility") in Valley, Alabama and close its retail outlet store (the "Outlet Store") in West Point, Georgia in an effort to further consolidate certain manufacturing activities and concentrate on efficient and profitable operations. The Langdale Facility contains both weaving operations and yarn manufacturing operations. The yarn manufacturing operations will be eliminated entirely while selected equipment of the weaving operations will be relocated to other of the Company's facilities and the remainder of the weaving operation at the Langdale Facility will be closed. The Langdale Facility will be retained as warehouse space for JI Alabama's Fiber Products Division and the Outlet Store building will be held for sale. During the Second Quarter of 1997, the Company recorded restructuring charges totalling $4,381,000 related to closure of the Langdale Facility and the Outlet Store including write-downs on machinery and equipment of $2,674,000, write-downs of $939,000 on inventories, a write-down of $573,000 on the Langdale building, and a write-down of $195,000 on the store building.

        In consideration of the profit and cash flow realized at TJB since its acquisition in March of 1996 plus expected future profits and cash flow, the Company recorded restructuring charges of $1,983,000 for the write-off of goodwill related to the acquisition of TJB recognizing the lack of any future benefit associated with such goodwill. The Company additionally recorded a $754,000 write-down related to the Company's investment in manufacturing computer software for which implementation has been abandoned.

4.      INVENTORIES

        Inventories consisted of the following at June 28, 1997 and December 28, 1996:

                                                  JUNE 28, 1997           DECEMBER 28, 1996
                                                  -------------           -----------------
Finished Goods                                     $ 28,622,000              $ 30,051,000
Work-In Process                                      10,037,000                 9,012,000
Raw Materials and Supplies                           22,883,000                26,457,000
                                                   ------------              ------------
Total                                              $ 61,542,000              $ 65,520,000
                                                   ============              ============

5.      LONG-TERM FINANCING AND SHORT-TERM BORROWINGS

        Long-term debt and short-term borrowings consisted of the following at June 28, 1997 and December 28, 1996:

                                                  JUNE 28, 1997           DECEMBER 28, 1996
                                                  -------------           -----------------
    Term Loans                                    $  72,375,000             $  74,500,000
    Lines of Credit Borrowings                                0                         0
    Revolving Credit Loans                           74,399,000                73,899,000
    Purchase Money Mortgage Debt                      1,043,000                 1,108,000
    Industrial Development Note
        (net of unamortized discount)                   565,000                   639,000
    Other Loans                                         550,000                   678,000

                                                  -------------             -------------
    Total                                           148,932,000               150,824,000
Less Current Maturities                              (8,635,000)               (6,510,000)
                                                  -------------             -------------
                                                  $ 140,297,000             $ 144,314,000
                                                  =============             =============

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

        As of June 28, 1997, the Company had outstanding borrowings under the Bank Credit Agreement of $146,774,000 and availability under the Revolver of $5,476,000.

        Covenants and Restrictions


        Under the terms of the Bank Credit Agreement, substantially all assets are pledged as collateral for the borrowings under the Bank Credit Agreement. The Bank Credit Agreement requires the Company to maintain certain financial ratios and specified levels of tangible net worth. The Bank Credit Agreement places a limit on the Company's level of capital expenditures and its ability to effect certain types of mergers or acquisitions. The Bank Credit Agreement permits the Company to pay dividends on its Common Stock provided it is in compliance with various covenants and provisions contained therein, which among other things limit dividends and restrict investments to the lesser of (x) 20% of total assets of the Company, on a fully consolidated basis, as of the date of determination thereof, or (y) $5,000,000 for the period commencing on January 1, 1996 and ending on December
        31, 1996 or (z) $5,000,000 plus 50% of cumulative consolidated net income for the period commencing January 1, 1997, minus 100% of cumulative consolidated net loss for the consolidated entities for such period, as calculated on a cumulative basis as of the end of each fiscal quarter of the consolidated entities with reference to the financial statements for such quarter.

        The initial Bank Credit Agreement was amended on June 28, 1996 and February 28, 1997 to modify certain covenants. Prior to the execution of these amendments, the Company was in technical noncompliance with certain of the financial covenants contained therein. At June 28, 1997, the Company was not in compliance with certain of its covenants under the Bank Credit Agreement. Such events of noncompliance at June 28, 1997 have been waived by the syndicate of banks who are parties to the Bank Credit Agreement and the Company is presently engaged in negotiations with the syndicate of banks to amend covenants of the Bank Credit Agreement. The Company's management believes that the present negotiations will result in amendments to the covenants of the Bank Credit Agreement.

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

7.      EARNINGS PER SHARE

        Earnings per share for the three months ended June 28, 1997 and June 29, 1996 were calculated based on the weighted average number of shares of common and common equivalent shares outstanding during the periods. Preferred dividends were deducted from net income to compute earnings applicable to common stock. Additionally, earnings (loss) per share were computed for continuing operations, discontinued operations, and extraordinary item.

        New Accounting Pronouncement


        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). This Statement establishes new standards for computing and presenting earnings per share ("EPS") information. SFAS No. 128 simplifies the computation of earnings per share currently required by APB Opinion No. 15 and its related interpretations. The new statement replaces the presentation of "primary" (and when required "fully diluted") earnings per share with "basic" and "diluted" earnings per share. This new statement is effective for financial statements issued for periods ending after December 15, 1997 including interim periods; earlier application is not permitted. The Company's computation of basic and diluted EPS under SFAS No. 128 for the six months ended June 28, 1997 and June 29, 1996 will not be materially different than EPS previously reported.

8.      INCOME TAXES

        The provision for income taxes from continuing operations as computed under Financial Accounting Standards Board Standard No. 109, "Accounting for Income Taxes", is comprised of the following for the six months ended June 28, 1997 and June 29, 1996:

                                                            1997                 1996
                                                            ----                 ----
    Federal:
        Current                                         $    640,000          $  (569,000)
        Deferred                                          (2,075,000)            (846,000)
                                                        ------------          -----------
                                                          (1,435,000)          (1,415,000)

    State:
        Current                                              370,000              139,000
        Deferred                                            (202,000)             (25,000)
                                                        ------------          -----------
                                                             168,000              114,000

    Provision (benefit) for income taxes                 $(1,267,000)         $(1,301,000)
                                                         ===========          ===========

        The reconciliation of the Company's effective income tax rate to the Federal statutory rate from continuing operations of 34% for the six months ended June 28, 1997 and June 29, 1996 follows:

                                                            1997                 1996
                                                            ----                 ----
    Federal income taxes at statutory rate               $(2,160,000)         $(1,032,000)

    State income taxes, net of Federal tax benefit           110,000               88,000
    Equity in Income of Majority-Owned Subsidiary                 -              (508,000)
    Amortization of Goodwill                                 798,000               55,000
    Other - Net                                              (15,000)              96,000
                                                         -----------          -----------
                                                         $(1,267,000)         $(1,301,000)
                                                         -----------          -----------
    Effective rate                                              20.0%                42.9%
                                                         ===========          ===========

        The effective tax rates in 1997 and 1996 were distorted by the amortization of goodwill, which is not tax deductible, and the significant equity loss from majority owned subsidiary, respectively.

9.      RELATED PARTY TRANSACTIONS

        Redlaw Industries, Inc. ("Redlaw"), a stockholder, is the commissioned sales agent for the Company for sales of the Company's products into Canada under the terms of a non-exclusive sales agency agreement. For the six months ended June 28, 1997, there were no sales to Redlaw. As of June 28, 1997 accounts receivable from Redlaw was $0 and commissions payable to Redlaw were $32,462. Johnston also maintains inventory at a public warehouse in Ontario, Canada which is supervised by Redlaw. At June 28, 1997, there was approximately $433,500 of inventory located at the warehouse in Canada.

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

Concurrent with the Jupiter Acquisition, the Company's management made the decision to discontinue the venture capital investment segment of Jupiter's operation. This segment was accounted for as discontinued operations through June 28, 1997 in accordance with APB 30. Accordingly, the net assets of the discontinued segment were recorded as a current asset on the consolidated balance sheet and were expected to be disposed of by June 30, 1997. At June 29, 1997, the remaining undisposed portfolio investments have been reclassified from net assets of discontinued operations to assets held for sale on the consolidated balance sheet, and the results of operations for these remaining portfolio investments have been reported as part of income from continuing operations on the consolidated statements of income. Prior periods presented have been restated accordingly.

RESULTS OF OPERATIONS

Results for the three months and six months ended June 28, 1997 include substantial restructuring and impairment charges resulting from the Company's decision to cease manufacturing operations at its Langdale facility (the "Langdale Facility") in Valley, Alabama, close its retail store (the "Outlet Store") in West Point, Georgia, write-off goodwill related to the acquisition of TJB (the "TJB Acquisition"), and abandon certain manufacturing computer software. The six months ended June 29, 1996 included $2,252,000 in restructuring charges related to the Company's decision to close the manufacturing facility in Tarboro, North Carolina which had been operated by Wellington (the "Tarboro Facility") prior to the Jupiter Acquisition.
Excluding the impact of these charges, operating income as a percent of net sales for the three months ended June 28 was comparable with results for the three months ended June 29, 1996. Also excluding the impact of these charges, operating income for the six months ended June 28, 1997 improved by $1,085,000 over the six months ended June 29, 1996 due primarily to reductions in costs. Growth in sales between these two periods contributed an additional $404,000 to operating income. Such reductions in costs noted above include a substantial decline in the price of raw material as costs for both cotton and synthetics were at extremely high levels during the first quarter of 1996 but had begun to return to more normal levels by mid-year 1996 and have remained relatively stable since. Increased interest costs associated with higher average borrowings are reflected in income from continuing operations. As the Company's former investment portfolio segment has been largely divested since the Jupiter Acquisition, income from discontinued operations for the quarter ended June 28, 1997 was significantly reduced. Portfolio investments which remained following a 12 month period of classification as discontinued operations have now been reclassified to assets held for sale on the consolidated balance sheet and are included in income from continuing operations on the consolidated statement of income.

Net sales for the three months ended June 28, 1997 were $87,724,000 compared to $81,743,000 the first quarter of 1996 reflecting a 7.3% increase of $5,981,000. Sales of automotive fabrics, which accounted for 3.5% of the Company's sales in the second quarter of 1996, declined $420,000 (14.1%) and sales of industrial fabrics grew slightly by approximately $507,000 (2.4%) compared to the prior period. Sales of home furnishing fabrics grew by approximately $2.5 million (6.3%) from the first quarter of 1996 resulting from slightly improved demand for these fabrics. Sales to specialty markets grew by approximately $2.1 million compared to the first quarter in 1996. Sales to such specialty markets are largely comprised of the Company's Fiber Products Division (fiber and fabric waste reclamation) including TJB which was acquired at the end of the first quarter of 1996. The Company's composite reinforcement business, which is included in sales to specialty markets, declined by $295,000 (12.3%) from the first quarter of 1996, reflecting some weakness in demand for composite reinforcement fabrics. Markets for apparel fabrics, characterized generally by low margins, offered some short term opportunities at a profitable point where capacity was available during the second quarter as evidenced by sales growth of just over $1.6 million. Net sales for the six months ended June 28, 1997 were $174,502,000, increasing by $8,729,000 (5.3%) over net sales of $165,773,000 for the six months ended June 29, 1996. Sales of industrial fabrics were flat while sales of home furnishing fabrics grew by $4,772,000 (5.9%) from the first six months of 1996. Sales to specialty markets, including the impact of TJB as explained above, increased by almost $7 million over six months ended June 29, 1996. Such increase was offset in part by the decline in sales of composite reinforcement fabrics of $714,000 (15.1%) marking weak demand for these specialty fabrics. Sales of fabric in miscellaneous markets declined by approximately $3.4 million. Sales of automotive fabrics, which now represent less than 3% of the Company's sales declined by $856,000 (14.7%). Sales of apparel fabrics grew by $1.4 million due to a temporary resurgence in the second quarter of 1997 as described above.

At June 28, 1997, the sales backlog of the Company was approximately $79,028,000 compared to sales backlog of approximately $88,581,000 at December 28, 1996 and $79,346,000 at June 29, 1996. The sales backlog at December 28, 1996 includes peak orders for a) outdoor furniture fabrics which are seasonal,
b) wipe cloth fabrics which are cyclical, and c) TJB whose fiber buying season concludes during the fall and selling season begins in January. The sales backlog at June 28, 1997 reflects a) lower levels of outdoor furniture orders as manufacturers have completed their seasonal manufacturing, b) substantial fulfillment of a wipe cloth contract and, c) fulfillment of the majority of TJB orders as we approach the fiber buying season. With consideration of the normal seasonal and cyclical decline in backorders from December to June for certain products, as described above, management believes that demand for the Company's products at June 28, 1997 is stable though not strong.

For the three months ended June 28, 1997 compared to the three months ended June 29, 1996, cost of sales increased by approximately $4.9 million to $72,380,000. Cost of sales as a percentage of sales decreased in the second quarter of 1997 when compared to the prior period. Gross margin improved minimally from 17.4% for the second quarter of 1996 to 17.5% for the second quarter of 1997. Cost of sales for the six months ended June 28, 1997 were $142,159,000 representing an $5.9 million increase over the same period in 1996. Gross margin improved from 17.8% for the first six months of 1996 to 18.5% for the first six months of 1997. This increase resulted largely from improvement in the price of raw materials which began to decline mid-year in 1996. Such improvement began to be fully realized in the first quarter of 1997 when the Company's inventories purchased earlier at higher prices had cleared the manufacturing cycle at the end of 1996.

Selling, general, and administrative expenses of $7,355,000 for the second quarter of 1997 increased by $778,000 from $6,577,000. Comparing the first six months of 1997 with the same period in the prior year, selling, general and administrative expenses grew by $458,000 to $13,588,000. These increases result from provision for severance and also from a higher incidence of professional services, both of which were recorded in the second quarter.

In connection with the Jupiter Acquisition, the Company decided to close the Tarboro Facility in an effort to realign and consolidate certain operations, concentrate capital resources on more profitable operations and better position itself to achieve its strategic corporate objectives. All activities related to the closing of the Tarboro Facility were substantially completed in January 1997. The Tarboro Facility, which is currently vacant, is held for sale and is recorded at its estimated net realizable value. During the first quarter of 1996, the Company recorded restructuring charges totaling $4,118,000 to cover anticipated losses from the closing of the Tarboro Facility including $1,619,000 related to write-downs of accounts receivable and inventory, $834,000 for severance costs and $1,665,000 for other costs related to the operation. Of these costs, $1,866,000, representing the minority interest (the portion of Wellington not previously owned by Johnston), has been recorded in the purchase accounting for the Jupiter Acquisition with the remaining $2,252,000 recorded as an expense on the consolidated statement of income.

In August 1997, the Company finalized its plans to cease manufacturing operations at its Langdale Facility and close its Outlet Store in West Point, Georgia in an effort to further consolidate certain manufacturing activities and concentrate on efficient and profitable operations. The Langdale Facility, the original building of which was built in 1866, is the Company's oldest facility and contains both weaving operations and yarn manufacturing operations. The yarn manufacturing operations will be eliminated entirely while selected equipment of the weaving operations will be relocated to other of the Company's facilities and the remainder of the weaving operation at the Langdale Facility will be closed. The Langdale Facility will be retained as warehouse space for JI Alabama's Fiber Products Division and the Outlet Store building will be held for sale. During the Second Quarter of 1997, the Company recorded restructuring charges totaling $4,381,000 related to closure of the Langdale Facility and the Outlet Store including write-downs on machinery and equipment of $2,674,000, write-downs of $939,000 on inventories, a write-down of $573,000 on the Langdale building, and a write-down of $195,000 on the store building.

In consideration of the profit and cash flow realized at TJB since its acquisition in March of 1996 plus expected future profits and cash flow, the Company recorded restructuring charges of $1,983,000 for the write-off of goodwill related to the acquisition of TJB recognizing the lack of any future benefit associated with such goodwill. The Company additionally recorded a $754,000 write-down related to the Company's investment in manufacturing computer software for which implementation has been abandoned.

Depreciation and amortization expense for the three months ended June 28, 1997 increased $162,000 to $5,336,000 compared to $5,174,000 for the three months
ended June 29, 1996.    Depreciation and amortization expense of $10,676,000
for the six months ended June 28, 1997 was $890,000 higher than the $9,786,000 recorded for the six months ended June 29, 1996. This increase resulted from additional depreciation based on the Company's capital investment to upgrade older machinery and equipment and also included additional depreciation related to the Company's step-up in basis of property, plant, and equipment in connection with the Jupiter acquisition. Such capital investment is an ongoing process necessary to maintain the Company's production capabilities and competitive position within the textile industry.

Interest expense for the three months and six months ended June 28, 1997 was $3,381,000 and $6,721,000 reflecting increases of $496,000 and $1,534,000 compared to the three months and six months ended June 29, 1996 respectively. The increase in the second quarter of 1997 compared to the second quarter of 1996 reflects higher average rates while the increase in the first six months of 1997 compared to the first six months of 1996 reflects higher average borrowings resulting from the Company's increased borrowing at the end of March 1996, the majority of which were deployed to complete the Jupiter Acquisition, and to a lesser degree, higher average rates.

There was a benefit for income taxes of $1,267,000 for the six months ended June 28, 1997 compared to a benefit for income taxes of $1,301,000 for the six months ended June 29, 1996. The benefit for income taxes of $1,301,000 for the three months ended June 29, 1996 largely reflects a tax benefit related to Wellington, which was recorded during the first quarter of 1996 in conjunction with the Jupiter Acquisition.

The minority interest in loss of consolidated subsidiary reflects the minority shareholders' proportionate share in the losses of Wellington through March 28, 1996, the date the Jupiter Acquisition was completed.

Concurrent with the Jupiter Acquisition, the Company's management made the decision to discontinue the venture capital investment segment of Jupiter's operation. Through June 28, 1997, the segment was accounted for as discontinued operations, and in accordance with Generally Accepted Accounting Principles, the net assets of the discontinued segment were recorded as an asset on the consolidated balance sheet and were expected to be disposed of by June 1997. During that period, the results of operations for Jupiter's venture capital investment activities have been recorded as discontinued operations.
At June 29, 1997, the remaining undisposed portfolio investments have been reclassified from net assets of discontinued operations to assets held for sale on the consolidated balance sheet, and the results of operations for these remaining portfolio investments have been reported as part of income from continuing operations on the consolidated statements of income. Prior periods presented have been restated accordingly. For the three months ended June 28, 1997, income from the discontinued operations was $6,000 net of applicable taxes benefit of $4,000 and for the three months ended June 29, 1996, income from the discontinued operations was $2,224,000 net of applicable taxes of $759,000. For the six months ended June 28, 1997, loss from the discontinued operations was $11,000 net of applicable tax provision of $5,000 and for the six months ended June 29, 1996, income from the discontinued operations was $6,525,000 net of applicable taxes of $3,627,000 and minority interest in income of $1,455,000. The gains from investments during the six months ended June 29, 1996 are mainly due to gains realized on the sale of the Company's investments in EMC Corporation, Viasoft, Fuisz and Zoll Medical. In connection with the classification of the venture capital investment portfolio business as discontinued operations, for the six months ended June 29, 1996, the Company recorded a loss on disposal of Jupiter of $1,769,000 net of the applicable income tax benefit of $935,000. This loss is mainly reflective of the first quarter 1996 write-down of the remaining portfolio of venture capital investments from the values previously established by Jupiter's Board of Directors. Such write-down was recorded to reduce the investments to their estimated fair value which was expected to be realized upon the sale of such investments within one year versus the value of these investments held on a long-term basis.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 28, 1997 was $73,781,000 representing a ratio of current assets to current liabilities of 2.78 to 1. The Company's primary needs for capital resources have been funded by borrowings under its bank credit agreement, which was entered into on March 28, 1996 and thereafter amended on June 28, 1996 and February 28, 1997 (the "Bank Credit Agreement"). Borrowings under the Bank Credit Agreement have been used to finance the Jupiter Acquisition (as discussed above), to refinance certain indebtedness, and to pay fees and expenses related to the foregoing, and available borrowings will be used, as needed, to finance working capital and capital expenditure. The Bank Credit Agreement provides for revolving credit loans (the "Revolver") of up to $80,000,000, a term loan for $40,000,000 ("Term Loan A") and a term loan for an additional $40,000,000 ("Term Loan B"). Borrowings under the Revolver and Term Loan A mature on March 28, 2001 and Term Loan B matures on March 28, 2003. The term loans are repayable in quarterly installments starting in 1997.

As of June 28, 1997, the Company had outstanding borrowings under the Bank Credit Agreement of $146,774,000 and availability under the revolver of $5,476,000.

Under the terms of the Bank Credit Agreement, substantially all assets are pledged as collateral for the borrowings under the Bank Credit Agreement. The Bank Credit Agreement requires the Company to maintain certain financial ratios and specified levels of tangible net worth. The Bank Credit Agreement places a limit on the Company's level of capital expenditures and its ability to effect certain types of mergers or acquisitions. The Bank Credit Agreement permits the Company to pay dividends on its Common Stock provided it is in compliance with various covenants and provisions contained therein, which among other things limit dividends and restrict investments to the lesser of (x) 20% of total assets of the Company, on a fully consolidated basis, as of the date of determination thereof, or (y) $5,000,000 for the period commencing on January 1, 1996 and ending on December 31, 1996 or (z) $5,000,000 plus 50% of cumulative consolidated net income for the period commencing January 1, 1997, minus 100% of cumulative consolidated net loss for the consolidated entities for such period, as calculated on a cumulative basis as of the end of each fiscal quarter of the consolidated entities with reference to the financial statements for such quarter.

The initial Bank Credit Agreement was amended on June 28, 1996 and February 28, 1997 to modify certain covenants. Prior to the execution of these amendments, the Company was in technical noncompliance with certain of the financial covenants contained therein. At June 28, 1997, the Company was not in compliance with certain of its covenants under the Bank Credit Agreement. Such events of noncompliance at June 28, 1997 have been waived by the syndicate of banks who are parties to the Bank Credit Agreement and the Company is presently engaged in negotiations with the syndicate of banks to amend covenants of the Bank Credit Agreement. The Company's management believes that the present negotiations will result in amendments to the covenants of the Bank Credit Agreement.

Soft markets for the Company's products resulted in a reduction in cash provided from operations during 1996. Although available cash has been adequate to sustain the Company's operations and pay required dividends on its preferred stock as well as dividends on its Common Stock, cash used to complete the Jupiter Acquisition, cash used for debt service and debt reduction under the Bank Credit Agreement and cash used in the Company's capital expenditure plan have strained the Company's available liquid assets. Management expects improvements in cash generation from improved operating results, strict cost containment, reduction in inventories, and judicious review of its short term capital expenditure plans. While discretionary cash expenditures will require constraint and careful planning, management believes that funds generated from operations and funds available under the Bank Credit Agreement will be sufficient to satisfy the Company's liquidity requirements for at least the next year.

ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 128, Earnings Per Share, will require the presentation of basic and diluted net income per share. Basic net income per share excludes common stock equivalents such as options, while diluted net income per share considers the possible effect of all common shares which potentially can be issued. The statement will be effective for financial statements for periods ending after December 15, 1997, including interim periods. Early adoption of this Statement is not permitted. The Company's computation of basic and diluted EPS under SFAS No. 128 for the six months ended June 28, 1997 and June 29, 1996 will not be materially different than EPS previously reported.

Statement of Financial Accounting Standards No. 129 will establish standards for disclosing information about an entity's capital structure and is effective for periods ending after December 15, 1997.

Statement of Financial Accounting Standards No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, gains, expenses, losses) in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997.

Statement of Financial Accounting Standards No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The statement is effective for financial statements for periods beginning after December 31, 1997.

Management of the Company has not yet assessed the impact of the above Statements of Financial Accounting Standards on the Company's financial statements.

OTHER MATTERS

The Company is periodically involved in legal proceedings arising out of the ordinary conduct of business. Management does not expect that such proceedings will have a material adverse effect on the Company's consolidated financial position or results of operations.

RISKS AND UNCERTAINTIES

Except for historical information contained herein, the matters set forth in this report are forward looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from those in, or which could be expected based on, such forward looking statements. The Company's expectations regarding future sales and profits assume, among other things, reasonable continued growth in the general economy which affects demand for the Company's products, and reasonable stability in raw materials pricing, changes in which affect customer purchasing decisions as well as the Company's prices and margins. The costs and benefits of the Company's discontinuance of Jupiter venture capital investments and the disposition of the Tarboro Facility may vary from the Company's expectations due to various factors such as: higher or lower than anticipated proceeds from the sale of assets; the extent of management's ability to control duplication of costs, inefficiencies and overhead during the period of phasing out operations; and the difficulties inherent in forecasting the operating results of an operating mode different from that which exists at the time the forecast is made. For a further discussion of risks and uncertainties associated with the Company's business, readers are referred to the cautionary statement set forth in Item 1 of the Company's annual report on Form 10-K for the year ended December 28, 1996, which cautionary statement is incorporated by reference herein.

                                                                       10-Q

                  JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

                          PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

No reportable legal proceedings arose in the quarter ended June 28, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 11, 1997, the Annual Meeting of Stockholders was held at the Company's offices located at 105 Thirteenth Street, Columbus, GA 31901. There were present in person or by proxy 9,509,776 shares of Common Stock entitled to vote. The following matters were voted upon:

         1.  To elect the following nominees for director:

                Nominee           No. Of Shares in Favor    Withheld
                -------           ----------------------    --------
                J. Reid Bingham        8,513,402             996,374
                David L. Chandler      8,514,312             995,464
                John A. Friedman       8,511,332             998,444
                William J. Hart        8,514,487             995,289
                Gaines R. Jeffcoat     8,514,527             995,249


             There were no abstentions or broker non-votes applicable to the election of Directors. All the nominees were elected as Directors.


         2. To authorize the amendment of the Company's existing Amended and Restated Stock Incentive Plan for Key Employees.

                For                    7,683,554
                Against                1,733,133
                Broker Non-Vote           71,867
                Abstain                   21,222

             Amendments to the Company's existing Amended and Restated Stock Incentive Plan for Key Employees were approved.

         3. To consider a stockholder proposal requesting that the Compensation Committee of the Board of Directors institute a review of the compensation paid to executive officers of the Company.

                For                      695,488
                Against                6,581,516
                Broker Non-Vote        2,188,276
                Abstain                   44,496

             The shareholder proposal failed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      11  Statements of Computation of Per Share Earnings
      27  Financial Data Schedule (Filed Electronically)


(b)   Reports on form 8-K

      (i) No reports on form 8-K were filed during the quarter ended June 28, 1997.

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

                                  SIGNATURES



        Pursuant to the requirements of the Securities and Exchange Act of 1934, the undersigned has duly caused this report to be filed on its behalf by the undersigned hereto duly authorized.






                                       JOHNSTON INDUSTRIES, INC.



Dated:   August 12, 1997               By: /s/John W. Johnson
                                           ------------------
                                           John W. Johnson
                                           Vice President
                                           Chief Financial Officer



                                       By: /s/John W. Johnson
                                           ------------------
                                           John W. Johnson
                                           (Principal Accounting Officer)