Form 10-Q
period 1997-09-27
JOHNSTON INDUSTRIES INC
filed 1997-11-12
CIK 41017

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

[X]  For the quarterly period ended September 27, 1997
     -------------------------------------------------

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

Yes    [X]     No      [ ]

The number of shares outstanding of the Registrant's Common Stock as of September 27, 1997 was 10,726,272 shares.

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES


                               INDEX TO FORM 10-Q


                         PART I - FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                  Condensed Consolidated Balance Sheets

                  Condensed Consolidated Statements of Operations

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

SIGNATURE PAGE

INDEX TO EXHIBITS

                         PART I - FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                    SEPTEMBER 27,  DECEMBER 28,
                                                                        1997           1996
                                                                    -------------  ------------
                                                                    (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and Cash Equivalents                                          $  5,798       $  1,748
   Accounts and Notes Receivable (Less Allowance for
      Doubtful Accounts of $1,958 and $1,379)                           41,780         37,168
   Inventories                                                          54,942         65,520
   Net Assets of Discontinued Operations                                                1,838
   Income Taxes Receivable                                               1,439          1,631
   Assets Held for Sale                                                  7,240          7,930
   Prepaid Expenses and Other                                            2,185          3,233
                                                                      --------       --------
      Total Current Assets                                             113,384        119,068

Property, Plant and Equipment-Net                                      118,716        130,047

Goodwill                                                                11,637         14,046
Intangible Asset-Pension                                                 2,042          2,042
Other Assets                                                             3,572          4,886
                                                                      --------       --------

Total Assets                                                          $249,351       $270,089
                                                                      ========       ========

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES:
   Accounts Payable                                                   $ 20,108       $ 26,412
   Accrued Expenses                                                     11,890         13,089
   Current Maturities of Long-Term Debt                                 11,992          6,510
   Deferred Income Taxes                                                   482            757
                                                                      --------       --------
      Total Current Liabilities                                         44,472         46,768

Long-Term Debt - Less Current Maturities                               137,104        144,314
Other Liabilities                                                       11,097         11,824
Deferred Income Taxes                                                    5,617          7,991

STOCKHOLDER'S EQUITY:
   Preferred Stock, Par Value $.01 per Share; Authorized
      3,000,000 Shares; Issued 325,000                                       3              3
   Common Stock, Par Value $.10 per share; Authorized,
      20,000,000 Shares; Issued 12,467,691 and 12,449,391                1,246          1,246
   Additional Paid-In Capital                                           23,642         23,568
   Retained Earnings                                                    34,706         45,111
                                                                      --------       --------
      Total                                                             59,597         69,928
   Less Treasury Stock; 1,741,419 and 2,086,517 shares                  (8,058)       (10,258)
   Less Minimum Pension Liability Adjustment, Net of Tax Benefit          (478)          (478)
                                                                      --------       --------

      Total Stockholders' Equity                                        51,061         59,192
                                                                      --------       --------

Total Liabilities and Stockholders' Equity                            $249,351       $270,089
                                                                      ========       ========

See notes to Condensed Consolidated Financial Statements

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          -------------------------------------------------------------
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                              -------------------------------    ------------------------------
                                                              SEPTEMBER 27,     SEPTEMBER 28,    SEPTEMBER 27,    SEPTEMBER 28,
                                                                   1997             1996             1997              1996
                                                                 -------          -------          --------          --------
Net Sales                                                        $78,488          $77,071          $252,990          $242,844
                                                                 -------          -------          --------          --------

Costs and Expenses:
Cost of Sales, excluding Depreciation and Amortization            67,697           62,514           209,856           198,781
Selling, General and Administrative                                7,264            6,013            20,852            19,143
Depreciation and Amortization                                      5,202            5,063            15,878            14,849
Restructuring Charges                                                 83              433             7,201             2,685
Loss on Impairment of Assets                                          --               --               903               200
                                                                 -------          -------          --------          --------
Total Costs and Expenses                                          80,246           74,023           254,690           235,658
                                                                 -------          -------          --------          --------
Income (Loss) from Operations                                     (1,758)           3,048            (1,700)            7,186

Other Expenses (Income):
   Interest Expense                                                3,410            2,986            10,131             8,173
   Interest Income                                                  (213)             (51)             (669)             (190)
   Other-Net                                                         771              407             1,109               115
                                                                 -------          -------          --------          --------
      Total Other Expenses - Net                                   3,968            3,342            10,571             8,098
                                                                 -------          -------          --------          --------

      Realized and Unrealized Investment Gain (Loss)                 379           (1,296)              572            (3,712)
                                                                 -------          -------          --------          --------
Loss from Continuing Operations before Tax Provision,
   Minority Interest in Consolidated
   Subsidiary, and Extraordinary Item                             (5,347)          (1,590)          (11,699)           (4,624)

Income Tax Benefit                                                (2,058)            (473)           (3,325)           (1,774)
Minority Interest in Loss of Consolidated Subsidiary                  --               --                --             1,572
                                                                 -------          -------          --------          --------
Loss from Continuing Operations                                   (3,289)          (1,117)           (8,374)           (1,278)

DISCONTINUED OPERATIONS:
Income (Loss) from Discontinued Operations of
   Jupiter National (less applicable
   income tax of $0 and $(113) for the
   three months and $5 and $3,514 for the
   nine months, respectively) net of minority
   interest in income of $0 and $1,455 for
   the nine months, respectively                                      --             (170)              (11)            6,355
Gain (Loss) on Disposal of Jupiter National,
   including provision of $300
   for operating losses during phase-out
   period (less applicable income taxes of
   $0 and $73 for the three months and $60
   and ($862) for the nine months, respectively)                      --              136               137            (1,633)
                                                                 -------          -------          --------          --------
Income (Loss) from Discontinued Operations                            --              (34)              126             4,722
Extraordinary Item, (less applicable income
   taxes of $323), - Loss on Early Extinguishment of Debt             --               --                --               527
                                                                 -------          -------          --------          --------

Net Income (Loss)                                                 (3,289)          (1,151)           (8,248)            2,917

Dividends on Preferred Stock                                          --               41                81                84
                                                                 -------          -------          --------          --------

Net Income (Loss) Available to Common Stockholders               $(3,289)         $(1,192)         $ (8,329)         $  2,833
                                                                 =======          =======          ========          ========

                                                                       Continued

                  JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        -------------------------------------------------------------
        (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                  FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                --------------------------------     --------------------------------
                                                SEPTEMBER 27,      SEPTEMBER 28,     SEPTEMBER 27,      SEPTEMBER 28,
                                                    1997               1996               1997               1996
                                                -------------      -------------     -------------      -------------
Earnings (Loss) Per Common Share:
   Loss from Continuing Operations                $ (0.31)           $ (0.11)           $ (0.80)           $ (0.13)
   Discontinued Operations                             --              (0.01)              0.01               0.44
   Extraordinary Loss                                  --                 --                 --              (0.05)
                                                  -------            -------            -------            -------
      Net Earnings (Loss) Per Common Share        $ (0.31)           $ (0.12)           $ (0.79)           $  0.26
                                                  =======            =======            =======            =======

Dividends Per Share                               $    --            $  0.10            $  0.20            $  0.30
                                                  =======            =======            =======            =======
Weighted Average Number of Common and
   Common Equivalent Shares Outstanding            10,726             10,363             10,503             10,704
                                                  =======            =======            =======            =======


See notes to Condensed Consolidated Financial Statements              Concluded

               JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
      -----------------------------------------------------------
                       (IN THOUSANDS OF DOLLARS)

                                                                              FOR THE NINE MONTHS ENDED
                                                                           ------------------------------
                                                                           SEPTEMBER 27,    SEPTEMBER 28,
                                                                                1997            1996
                                                                           -------------    -------------
OPERATING ACTIVITIES:
CONTINUING OPERATIONS:
   Loss from Continuing Operations                                            $(8,374)        $ (1,278)
   Adjustments to Reconcile Loss from Continuing Operations
      to Net Cash Provided by (Used in) Operating Activities:
      Depreciation and Amortization                                            15,878           14,849
      Restructuring Charges                                                     7,201
      Loss on Impairment of Assets                                                903              200
      Provision for Bad Debts                                                     512              235
      Net Realized and Unrealized (Gains) Losses on Investments                  (572)           3,712
      Loss on Disposal of Fixed Assets                                              9               91
      Minority Interest in (Loss) of Consolidated Subsidiary                                    (1,572)
      Changes in Assets and Liabilities, Net of Effect of Acquisition
         Accounts and Notes Receivables                                        (5,164)          (1,861)
         Inventories                                                            9,639            3,370
         Deferred Income Taxes                                                 (2,649)          (1,812)
         Prepaid Expenses and Other Assets                                      1,874           (1,341)
         Accounts Payable                                                      (4,603)           2,267
         Accrued Expenses                                                       1,557            2,051
         Income Taxes Receivable                                                  223            1,461
         Other Liabilities                                                       (727)             949
         Other-Net                                                               (200)
                                                                              -------         --------

         Total Adjustments                                                     23,881           22,599
                                                                              -------         --------

         Net Cash Provided by Continuing Operations                            15,507           21,321

DISCONTINUED OPERATIONS:
   Income (Loss) from Discontinued Operations                                     (11)           6,355
   Gain (Loss) on Disposal of Discontinued Operations                             137           (1,633)
   Cash Provided by (Used in) Discontinued Operations                           1,901           (2,129)
   Items not Affecting Cash - Net                                                  --          (11,809)
                                                                              -------         --------

         Net Cash Provided by (Used in) Discontinued Operations                 2,027           (9,216)
                                                                              -------         --------

         Net Cash Provided by Operating Activities                             17,534           12,105

INVESTING ACTIVITIES:
CONTINUING OPERATIONS:
   Additions to Property, Plant and Equipment                                  (8,065)         (14,893)
   Decrease in Non-Operating Accounts Payable                                  (1,698)          (6,873)
   Purchase of Minority Interest in Jupiter                                                    (37,693)
   Purchase of T.J. Beall, Net of Cash Acquired                                                    333
                                                                              -------         --------

      Net Cash Used in Continuing Operations                                   (9,763)         (59,126)

                                                                       Continued

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           -----------------------------------------------------------
                            (IN THOUSANDS OF DOLLARS)

                                                                     FOR THE NINE MONTHS ENDED
                                                                  ------------------------------
                                                                  SEPTEMBER 27,    SEPTEMBER 28,
                                                                      1997             1996
                                                                  -------------    -------------
INVESTING ACTIVITIES CONTINUED:
DISCONTINUED OPERATIONS:
   Net Loss from Continuing Operations                                   --             (240)
   Proceeds from Sale of Investments                                     --           35,000
                                                                    -------           ------
      Net Cash Provided by Discontinued Operations                       --           34,760
                                                                    -------           ------
      Net Cash Used in Investing Activities                          (9,763)         (24,366)

FINANCING ACTIVITIES:
CONTINUING OPERATIONS:
   Principal Payments of Debt                                        (7,100)        (109,812)
   Proceeds from Issuance of Long-Term Debt                           5,500          159,532
   Borrowings under Line-of-Credit Agreements                                          4,750
   Repayments under Line-of-Credit Agreements                                        (18,000)
   Purchase of Treasury Stock                                                         (2,241)
   Proceeds from Issuance of Common Stock                                36              164
   Dividends Paid                                                    (2,157)          (3,189)
   Extraordinary Item, Loss on Early Extinguishment of Debt                             (850)
                                                                    -------           ------
      Net Cash Provided by (Used in) Continuing Operations           (3,721)          30,354

DISCONTINUED OPERATIONS:
   Principal Payments of Debt                                                        (16,171)
   Proceeds from Issuance of Long-Term Debt                                              117
                                                                    -------           ------
      Net Cash Used in Discontinued Operations                           --          (16,054)
                                                                    -------           ------
      Net Cash Provided by (Used in) Financing Activities            (3,721)          14,300

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                        4,050            2,039

CASH AND CASH EQUIVALENTS
         Net Cash Provided by Operating Activities                    1,748            1,471
                                                                    -------           ------

   End of Period                                                    $ 5,798            3,510
                                                                    =======           ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash Paid During the Nine Months for:
      Interest                                                      $ 8,182           10,171
                                                                    =======           ======
      Income Taxes                                                  $  (771)           4,120
                                                                    =======           ======

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING INFORMATION

The Company acquired T.J. Beall Company in an exchange for preferred stock in 1996.


See notes to Condensed Consolidated Financial Statements               Concluded

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements for the three months and nine months ended September 27, 1997 and September 28, 1996 are unaudited. The September 28, 1996 statements included the accounts of Johnston Industries, Inc. ("Johnston"), its direct wholly owned subsidiary, Johnston Industries Alabama, Inc. and its indirect wholly owned subsidiaries, Johnston Industries Composite Reinforcements, Inc. ("JICR" formerly Tech Textiles, USA), T.J. Beall Company ("TJB") and Greater Washington Investments, Inc. ("GWI").

         Prior to April 3, 1996, the consolidated financial statements included the accounts of Johnston, its wholly owned subsidiaries, Southern Phenix Textiles, Inc. ("Southern Phenix"), Opp and Micolas Mills, Inc. ("Opp and Micolas"), and JICR, its majority owned subsidiary, Jupiter National, Inc. ("Jupiter") and Jupiter's wholly owned subsidiaries, Wellington Sears Company ("Wellington"), Pay Telephone America, Ltd., and GWI.

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

         The September 27, 1997 statements include the accounts of Johnston, its direct wholly owned subsidiary, JI Alabama and its indirect wholly owned subsidiaries, JICR, TJB, and GWI (collectively, the "Company").

         In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments and disclosures which are necessary for a fair presentation. All such adjustments, other than those relating to restructuring and loss on impairment, are of a normal recurring nature. Operating results for the nine months ended September 27, 1997 are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 1996. Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for year ended December 28, 1996.

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

         At June 28, 1997, the remaining undisposed portfolio investments have been reclassified from net assets of discontinued operations to assets held for sale on the consolidated balance sheet, and the results of continuing operations for these remaining portfolio investments have been reported as income from continuing operations on the consolidated statements of income. Prior periods presented have been restated accordingly.

         Income before taxes from discontinued operations, inclusive of minority interest, includes net realized and unrealized gains from investments of approximately $0 and $(283,000) for the three months and ($6,000) and $11,324,000 for the nine months ended September 27, 1997 and September 28, 1996 respectively. The gains from investments during the nine months ended September 28, 1996 are mainly due to gains realized on the sale of the Company's investments in EMC Corporation, Viasoft, Fuisz and Zoll Medical.

         For the nine months ended September 28, 1996, the loss after income taxes for the disposal of the discontinued operations included a $4,380,000 write down for the carrying value after considering liquidation plans on disposal of the remaining portfolio investments and related debt as well as a $300,000 provision for future operating costs.

         In June 1997, the Company engaged a business consultant to review the remaining undisposed portfolio investments and to aggressively pursue collection of amounts due, including both notes and accrued interest, from various portfolio investment companies. Considering the progress which has been made to date, current estimates of amounts which are expected to be realized from the portfolio investments exceed previous evaluations; however, the recognition of recoverable value is limited by the purchased cost of each portfolio item at March 28, 1996, the date of the Jupiter Acquisition. At September 27, 1997, $521,000 in reserves which had been recorded against the value of the portfolio investments were reversed. It is management's intention for its agent to continue with aggressive management of the remaining investment instruments in order to maximize the amounts which may be realized from the remaining liquidation of the portfolio investments.

3.       SUBSEQUENT SALE OF T.J. BEALL

         Effective September 29, 1997 an agreement was reached culminating in the sale of substantially all of the assets and current liabilities of TJB back to the Beall family. The subsequent sale of TJB, to be recorded in the fourth quarter, resulted in a charge of $546,000 which is reflected in other expenses for the third quarter of 1997.

4.       RESTRUCTURING CHARGES AND LOSSES ON IMPAIRMENT

         In connection with the Jupiter Acquisition, the Company decided to close the manufacturing facility in Tarboro, North Carolina, which had been operated by Jupiter's Wellington subsidiary (the "Tarboro Facility") in an effort to realign and consolidate certain operations, concentrate capital resources on more profitable operations and better position itself to achieve its strategic corporate objectives. All activities related to the closing of the Tarboro Facility were substantially completed in January 1997. The Tarboro Facility, which is currently vacant, is held for sale and is recorded at its estimated net realizable value. During the nine months ended September 28, 1996, the Company recorded restructuring charges totaling $4,551,000 which included $1,619,000 to write-downs of accounts receivable and inventory, $625,000 for severance costs, $433,000 for relocating production equipment, $964,000 for actual operating losses and $910,000 for other costs related to the operation. Of these costs, $1,866,000, representing the minority interest (the portion of Wellington not owned by Johnston prior to the Jupiter Acquisition), has been recorded in the purchase accounting for the Jupiter Acquisition with the remaining $2,685,000 recorded as an expense on the consolidated statement of operations.

         The plan for the closing of the Tarboro Facility called for termination of 168 employees with various job descriptions at the facility. As of September 27, 1997, 167 employees had been terminated. Through September 27, 1997, approximately $4,071,000 has been charged to the reserves established for the closing. These costs included $539,000 related to severance costs.

         In consideration of the Company's inability to find buyers for its real properties which are held for sale, the Tarboro Facility and the former Jupiter office in Rockville, MD (the "Rockville Office"), the Company has also recorded an additional loss on impairment of assets to reduce the carrying value of these properties to estimated net realizable value. A loss of $650,000 was recorded for the Tarboro Facility and a loss of $253,000 was recorded for the Rockville Office during June, 1997.

         In August 1997, the Company finalized its plans to cease manufacturing operations at its Langdale Facility and close its Outlet Store in West Point, Georgia in an effort to further consolidate certain manufacturing activities and concentrate on efficient and profitable operations. The Langdale Facility, the original building of which was constructed in 1866, is the Company's oldest facility and contained both weaving operations and yarn manufacturing operations. The yarn manufacturing operations have been eliminated and selected equipment and associated product offerings of the weaving operations have been relocated to other of the Company's facilities. The remaining weaving operations at the Langdale Facility have been closed. The Langdale Facility will be retained as warehouse, distribution and potential future manufacturing space for JI Alabama's Fiber Products Division.
         A contract for sale of the Outlet Store building has been executed with closing scheduled on or before December 1, 1997. During the Second Quarter of 1997, the Company recorded restructuring charges totaling $4,381,000 related to closure of the Langdale Facility and the Outlet Store including write-downs on machinery and equipment of $2,674,000, write-downs of $939,000 on inventories, a write-down of $573,000 on the Langdale building, and a write-down of $195,000 on the store building.

         In recognition of the disappointing operating results realized at TJB since its acquisition in March of 1996 and risks inherent in future operations, the Company recorded restructuring charges of $1,983,000 during the second quarter of 1997 for the write-off of goodwill related to the acquisition of TJB. The Company also recorded a $754,000 write-down in the second quarter of 1997 related to the Company's investment in manufacturing computer software for which the original implementation attempt has been abandoned.


5.       INVENTORIES

         Inventories consisted of the following at September 27, 1997 and December 28, 1996:

                                                            SEPTEMBER 27, 1997       DECEMBER 28, 1996
                                                            ------------------       -----------------

         Finished Goods                                        $29,147,000              $30,051,000
         Work-In Process                                         9,654,000                9,012,000
         Raw Materials and Supplies                             16,141,000               26,457,000
                                                               -----------              -----------
         Total                                                 $54,942,000              $65,520,000
                                                               ===========              ===========

6.       LONG-TERM FINANCING AND SHORT-TERM BORROWINGS

         Long-term debt and short-term borrowings consisted of the following at September 27, 1997 and December 28, 1996:

                                                            SEPTEMBER 27, 1997        DECEMBER 28, 1996
                                                            ------------------        -----------------

             Term Loans                                        $ 72,375,000             $ 74,500,000
             Lines of Credit Borrowings                                   0                        0
             Revolving Credit Loans                              74,550,000               73,899,000
             Purchase Money Mortgage Debt                         1,043,000                1,108,000
             Industrial Development Note
                 (net of unamortized discount)                      578,000                  639,000
             Other Loans                                            550,000                  678,000
                                                               ------------             ------------
             Total                                              149,096,000              150,824,000
         Less Current Maturities                                (11,992,000)              (6,510,000)
                                                               ------------             ------------
                                                               $137,104,000             $144,314,000
                                                               ============             ============

         Bank Credit Agreement

         On March 28, 1996, the Company signed a new credit agreement with a syndicate of lenders (the "Bank Credit Agreement") to provide aggregate loans of up to $160,000,000 to repay existing indebtedness, to provide funds used to acquire the remaining outstanding shares of the common stock of Jupiter and to finance working capital needs. The Bank Credit Agreement provides for revolving credit loans (the "Revolver") of up to $80,000,000, a term loan for $40,000,000 ("Term Loan A") and a term loan for an additional $40,000,000 ("Term Loan B"). Borrowings under the Revolver and the Term Loan A mature March, 2001, and Term Loan B matures March, 2003. The term loans are repayable in quarterly installments starting in 1997.

         As of September 27, 1997, the Company had outstanding borrowings under the Bank Credit Agreement of $146,925,000 and availability under the Revolver of $5,325,000.

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

         The initial Bank Credit Agreement was amended on June 28, 1996 and February 28, 1997 to modify certain covenants. Prior to the execution of these amendments, the Company was in technical noncompliance with certain of the financial covenants contained therein. At June 28, 1997 and September 27, 1997, the Company was not in compliance with certain of its covenants under the Bank Credit Agreement. Such events of noncompliance at June 28, 1997 and September 27, 1997 have been waived by the syndicate of lenders who are parties to the Bank Credit Agreement. The Company is exploring alternatives to reduce the likelihood of future non-compliance with the covenants of the Bank Credit Agreement, including amending the covenants or restructuring the long-term debt. Management believes that it will be successful in these efforts, although an agreement has not yet been reached.

         The Bank Credit Agreement requires the Company to prepay the principal installments on Term Loan A and Term Loan B, in inverse order of the scheduled maturities, from the net cash proceeds from the sale or liquidation of the Tarboro Facility, Rockville Office and venture capital portfolio investments. Subsequent to September 27, 1997, payments totaling $2,357,328 were made against term loans representing net cash proceeds from liquidation of venture capital portfolio investments. Accordingly, this amount was included in current maturities of long-term debt at September 27, 1997.

7.       FINANCIAL INSTRUMENTS

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

8.       EARNINGS PER SHARE

         Earnings per share for the nine months ended September 28, 1996 were calculated based on the weighted average number of shares of common and common equivalent shares outstanding during the periods. For the three months ended September 27, 1997 and September 28, 1996 and the nine months ended September 27, 1997, common shares from assumed exercise of stock options are not presented as they are antidilutive in periods for which a loss is presented. Preferred dividends were deducted from net income to compute earnings applicable to common stock. Additionally, earnings (loss) per share were computed for continuing operations, discontinued operations, and extraordinary item.

         New Accounting Pronouncement

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). This Statement establishes new standards for computing and presenting earnings per share ("EPS") information. SFAS No. 128 simplifies the computation of earnings per share currently required by APB Opinion No. 15 and its related interpretations. The new statement replaces the presentation of "primary" (and when required "fully diluted") earnings per share with "basic" and "diluted" earnings per share. This new statement is effective for financial statements issued for periods ending after December 15, 1997 including interim periods; earlier application is not permitted. The Company's computation of basic and diluted EPS under SFAS No. 128 for the nine months ended September 27, 1997 and September 28, 1996 will not be materially different than EPS previously reported.

9.       INCOME TAXES

         The benefit for income taxes from continuing operations as computed under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", is comprised of the following for the nine months ended September 27, 1997 and September 28, 1996:

                                             1997             1996
                                             ----             ----

Federal:
    Current                              $(1,501,000)     $  (528,000)
    Deferred                              (1,532,000)      (1,400,000)
                                         -----------      -----------
                                          (3,033,000)      (1,928,000)

State:
    Current                                  (38,000)          77,000
    Deferred                                (254,000)          77,000
                                         -----------      -----------
                                            (292,000)         154,000

Provision (benefit) for income taxes     $(3,325,000)     $(1,774,000)
                                         ===========      ===========

         The reconciliation of the Company's effective income tax rate to the Federal statutory rate from continuing operations of 34% for the nine months ended September 27, 1997 and September 28, 1996 follows:

                                                      1997              1996
                                                      ----              ----

Federal income taxes at statutory rate             $(3,978,000)     $(1,572,000)

State income taxes, net of Federal tax benefit        (193,000)         102,000
Equity in Income of Majority-Owned Subsidiary               --         (508,000)
Amortization of Goodwill                               851,000          155,000
Other - Net                                             (5,000)          49,000
                                                   -----------      -----------
                                                   $(3,325,000)     $(1,774,000)
                                                   -----------      -----------
Effective rate                                            28.4%            60.3%
                                                   ===========      ===========

         The effective tax rates in 1997 and 1996 were distorted by the amortization of non-deductible goodwill.

10.      CONTRIBUTION OF TREASURY STOCK TO PENSION PLAN

         On June 24, 1997, the Company contributed 345,098 shares of Treasury Stock to the Company's Pension Plan. This transaction, totaling $2,200,000, satisfied a portion of the Company's required funding for pension plans.

11.      RELATED PARTY TRANSACTIONS

         Redlaw Industries, Inc. ("Redlaw"), a stockholder, is the commissioned sales agent for the Company for sales of the Company's products into Canada under the terms of a non-exclusive sales agency agreement. For the nine months ended September 27, 1997, there were no sales to Redlaw. As of September 27, 1997 accounts receivable from Redlaw was $0 and commissions payable to Redlaw were $26,638. Johnston also maintains inventory at a public warehouse in Ontario, Canada which is supervised by Redlaw. At September 27, 1997, there was approximately $330,025 of inventory located at the warehouse in Canada.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL

The accompanying condensed consolidated financial statements for the three months and nine months ended September 27, 1997 and September 28, 1996 are unaudited. The September 28, 1996 statements included the accounts of Johnston Industries, Inc. ("Johnston"), its direct wholly owned subsidiary, Johnston Industries Alabama, Inc. and its indirect wholly owned subsidiaries, Johnston Industries Composite Reinforcements, Inc. ("JICR" formerly Tech Tech Textiles,
USA), T.J. Beall Company ("TJB") and Greater Washington Investments, Inc.
("GWI").

Prior to April 3, 1996, the consolidated financial statements included the accounts of Johnston, its wholly owned subsidiaries, Southern Phenix Textiles, Inc. ("Southern Phenix"), Opp and Micolas Mills, Inc. ("Opp and Micolas"), and JICR, its majority owned subsidiary, Jupiter National, Inc. ("Jupiter") and Jupiter's wholly owned subsidiaries, Wellington Sears Company ("Wellington"), Pay Telephone America, Ltd., and GWI.

On April 3, 1996, after the acquisition by Johnston of the minority interest in Jupiter (see note 2), Jupiter was merged into Opp and Micolas. At the close of business on June 29, 1996, (i) the name of Opp and Micolas was changed to Johnston Industries Alabama, Inc. ("JI Alabama") (ii) Southern Phenix and Wellington were merged into JI Alabama and (iii) JICR, TJB and GWI became subsidiaries of JI Alabama.

The September 27, 1997 statements include the accounts of Johnston, its direct wholly owned subsidiary, JI Alabama and its indirect wholly owned subsidiaries, JICR, TJB, and GWI (collectively, the "Company").During the fourth quarter of 1996, operations of Wellington were divided along lines of woven products and fiber products, thus forming four divisions of JI Alabama which included Opp & Micolas Division, Southern Phenix Division, Wellington Sears Division (woven), and Fiber Products Division (fiber). During the third quarter of 1997 and in conjunction with closure of the Wellington Sears Division's Langdale Facility, operations of the Wellington Sears Division were divided whereby its woven facility in Columbus, Georgia was combined with the Opp and Micolas Division to form the Greige Fabrics Division and its finishing facility in Valley, Alabama was combined with the Southern Phenix Division to form the Finished Fabrics Division. The realignment of the four operating divisions into three will eliminate duplicative selling, general and administrative costs and is intended to provide divisional management with greater focus on their core markets and operational objectives and allow enhanced differentiation of each division within their respective marketplace.

Concurrent with the Jupiter Acquisition, the Company's management made the decision to discontinue the venture capital investment segment of Jupiter's operation. This segment was accounted for as discontinued operations through June 28, 1997 in accordance with APB 30. Accordingly, the net assets of the discontinued segment were recorded as a current asset on the consolidated balance sheet and were expected to be disposed of by June 30, 1997. At June 29, 1997, the remaining undisposed portfolio investments were reclassified from net assets of discontinued operations to assets held for sale on the consolidated balance sheet, and the results of operations for these remaining portfolio investments have been reported as part of income from continuing operations on the consolidated statements of income. Prior periods presented have been restated accordingly.

RESULTS OF OPERATIONS

Results for the nine months ended September 27, 1997 include substantial restructuring and impairment charges resulting from the Company's decision to cease manufacturing operations at its Langdale facility (the "Langdale Facility") in Valley, Alabama, close its retail store (the "Outlet Store") in West Point, Georgia, write-off goodwill related to the acquisition of TJB (the "TJB Acquisition"), and abandon certain manufacturing computer software. Additionally, the Company divested itself of TJB effective September 28, 1997. The nine months ended September 28, 1996 included $2,685,000 in restructuring charges related to the Company's decision to close the manufacturing facility in Tarboro, North Carolina which had been operated by Wellington (the "Tarboro Facility") prior to the Jupiter

Acquisition. The Company's policy, which is consistent with generally accepted accounting principles ("GAAP") and Securities and Exchange Commission ("SEC") regulations, provides for recognition of certain costs related to restructuring activities upon adoption of a qualified exit plan. Under the policy, the Company estimates a) impairment losses for affected assets (typically to write the asset down to estimated net realizable value), and b) costs for relocating production equipment. Severance costs related to the exit plan are recorded as restructuring costs when commitment is made to involuntarily terminate employees and such employees have been notified of the termination. Other costs incidental to the restructuring activities, such as professional services, employee retraining, losses due to operating inefficiencies during the restructuring activities, etc. are recorded as incurred and are not classified as restructuring costs. The cessation of production activities at the Langdale Facility and the associated relocation of production equipment required moving or repositioning 200 looms among four manufacturing facilities. Such activities and associated operating disruption, while necessary, have contributed significantly to depressed margins for the three months and the nine months ended September 27, 1997. In addition, professional services for the three months ended September 27, 1997 exceeded the amounts recorded during the comparable period in 1996 by approximately $944,000. These professional services are temporary in nature and largely relate to development and execution of the restructuring plan during 1997.

Net sales for the three months ended September 27, 1997 were $78,488,000 compared to $77,071,000 the third quarter of 1996 reflecting a 1.8% increase of $1,417,000. Sales of automotive fabrics, which accounted for 2.5% of the Company's sales in the third quarter of 1997, declined $692,000 (24.9%) while sales of industrial fabrics decreased approximately $523,000 (2.6%) compared to the prior period. Sales of home furnishing fabrics remained level despite a downturn in demand for the Company's flocking substrate fabrics. The market for these flocking substrates began to strengthen by the end of the third quarter and although there is no assurance they will regain the position they held prior to the downturn, they have demonstrated marked improvement. Sales to specialty markets remained relatively unchanged compared to the third quarter in 1996. Sales to such specialty markets largely include the Company's Fiber Products Division (fiber and fabric waste reclamation) and TJB which was acquired at the end of the first quarter of 1996 and sold just after the end of the third quarter of 1997. The Company's composite reinforcement business, which is included in sales to specialty markets, remained unchanged increasing by $13,000 (.6%) from the third quarter of 1996. Markets for apparel fabrics, characterized generally by low margins, continued to offer some short term opportunities at higher margins. Sales of apparel fabrics increased by $2,566,000 (266.7%) over the third quarter of 1996, following on the resurgence of short term opportunities which first gained notice during the quarter ended June 28, 1997. Net sales for the nine months ended September 27, 1997 were $252,990,000, increasing by $10,146,000 (4.2%) over net sales of $242,844,000 for the nine months ended September 28, 1996. Sales of industrial fabrics were flat while sales of home furnishing fabrics grew by approximately $4.4 million (3.7%) from the first nine months of 1996. Sales to specialty markets, including the impact of the March 1996 acquisition of TJB, increased by almost $6.6 million over the nine months ended September 28, 1996. Such increase includes an offsetting decline in sales of composite reinforcement fabrics of $701,000 (10.31%) marking weaker demand for these specialty fabrics in the current year. Sales of fabric in miscellaneous markets declined by approximately $2.8 million. Sales of automotive fabrics, which now represent less than 3% of the Company's sales declined by $1.5 million (18.3%). Sales of apparel fabrics grew by $3.8 million due to the continuation of profitable opportunities which began in the second quarter of 1997.

At September 27, 1997, the sales backlog of the Company was approximately $67,487,000 compared to sales backlog of approximately $88,581,000 at December 28, 1996 and $75,163,000 at September 27, 1996. The sales backlog at December 28, 1996 includes peak orders for a) outdoor furniture fabrics which are seasonal, b) wipe cloth fabrics which are cyclical, and c) TJB whose fiber buying season concludes during the fall and selling season begins in January. The sales backlog at September 27, 1997 reflects a) lower levels of outdoor furniture orders as manufacturers have completed their seasonal manufacturing,
b) fulfillment of a wipe cloth contract and c) the absence of TJB which was excluded from the September 27, 1997 sales backlog due to disposition of this operation shortly after quarter end. With consideration of the normal seasonal and cyclical decline in backorders from December to June for certain products, as described above, management believes that demand for the Company's products at September 27, 1997 continues to be stable though not strong.

For the three months ended September 27, 1997 compared to the three months ended September 27, 1996, cost of sales increased by approximately $5.2 million to $67,697,000. Cost of sales as a percentage of sales increased in the third quarter of 1997 when compared to the prior period largely reflected disruption and operational inefficiencies resulting from closure of the Langdale facility and associated restructuring activities as well as poor yields and weak markets in the TJB operations. Gross margin dropped from 18.9% for the third quarter of 1996 to 13.7% for the third quarter of 1997. Cost of sales for the nine months ended September 27, 1997 were $209,856,000 representing an $11.1 million increase over the same period in 1996. Gross margin declined from 18.1% for the first nine months of 1996 to 17% for the first nine months of 1997. This change reflects the significant impact of restructuring activities which occurred in the third quarter of 1997 as described above.

Selling, general, and administrative expenses of $7,264,000 for the third quarter of 1997 increased by $1,251,000 from $6,013,000 recorded for the third quarter of 1996. Comparing the first nine months of 1997 with the same period in the prior year, selling, general and administrative expenses grew by $1,709,000 to $20,852,000. These increases result from provision for termination benefits not associated with the exit plan recorded in the second quarter of 1997 as well as a higher incidence of professional services which have been reflected in both the second and third quarters of 1997.

In connection with the Jupiter Acquisition, the Company decided to close the Tarboro Facility in an effort to realign and consolidate certain operations, concentrate capital resources on more profitable operations and better position itself to achieve its strategic corporate objectives. All activities related to the closing of the Tarboro Facility were substantially completed in January 1997. The Tarboro Facility, which is currently vacant, is held for sale and is recorded at its estimated net realizable value. During the first quarter of 1996, the Company recorded restructuring charges totaling $4,118,000 to cover anticipated losses from the closing of the Tarboro Facility including $1,619,000 related to write-downs of accounts receivable and inventory, $834,000 for severance costs and $1,665,000 for other costs related to the operation. Of these costs, $1,866,000, representing the minority interest (the portion of Wellington not previously owned by Johnston), has been recorded in the purchase accounting for the Jupiter Acquisition with the remaining $2,252,000 recorded as an expense on the consolidated statement of operations.

In August 1997, the Company finalized its plans to cease manufacturing operations at its Langdale Facility and close its Outlet Store in West Point, Georgia in an effort to further consolidate certain manufacturing activities and concentrate on efficient and profitable operations. The Langdale Facility, the original building of which was constructed in 1866, is the Company's oldest facility and contained both weaving operations and yarn manufacturing operations. The yarn manufacturing operations have been eliminated and selected equipment and associated product offerings of the weaving operations have been relocated to other of the Company's facilities. The remaining weaving operations at the Langdale Facility have been closed. The Langdale Facility will be retained as warehouse, distribution and potential future manufacturing space for JI Alabama's Fiber Products Division. A contract for sale of the Outlet Store building has been executed with closing scheduled on or before December 1, 1997. During the Second Quarter of 1997, the Company recorded restructuring charges totaling $4,381,000 related to closure of the Langdale Facility and the Outlet Store including write-downs on machinery and equipment of $2,674,000, write-downs of $939,000 on inventories, a write-down of $573,000 on the Langdale building, and a write-down of $195,000 on the store building.

In recognition of the disappointing operating results realized at TJB since its acquisition in March of 1996 and risks inherent in future operations, the Company recorded restructuring charges of $1,983,000 during the second quarter of 1997 for the write-off of goodwill related to the acquisition of TJB. (See discussion below of the sale of TJB). The Company also recorded a $754,000 write-down in the second quarter of 1997 related to the Company's investment in manufacturing computer software for which the original implementation attempt has been abandoned.

Depreciation and amortization expense for the three months ended September 27, 1997 increased $139,000 to $5,202,000 compared to $5,063,000 for the three months ended September 28, 1996. Depreciation and amortization expense of $15,878,000 for the nine months ended September 27, 1997 was $1,029,000 higher than the $14,849,000 recorded for the nine months ended September 28, 1996. This increase resulted from additional depreciation based on the Company's capital investment to upgrade older machinery and equipment and also included additional depreciation related to the Company's step-up in basis of property, plant, and equipment in connection with the Jupiter acquisition. Such capital investment is an ongoing process necessary to maintain the Company's production capabilities and competitive position within the textile industry.

Interest expense for the three months and nine months ended September 27, 1997 was $3,410,000 and $10,131,000 reflecting increases of $424,000 and $1,958,000 compared to the three months and nine months ended September 28,

1996 respectively. The increase in the third quarter of 1997 compared to the third quarter of 1996 reflects higher average rates while the increase in the first nine months of 1997 compared to the first nine months of 1996 reflects higher average borrowings resulting from the Company's increased borrowing related to the Jupiter Acquisition of March 1996, and to a lesser degree, higher average rates.

Following management's evaluation of TJB, considering future profitability, operating similarities with other of the Company's operations, and the role TJB would play in achieving the Company's core operating strategy, an agreement was reached culminating in the sale of substantially all of the assets and current liabilities of TJB back to the Beall family effective September 29, 1997. The sale of TJB resulted in a charge of $546,000 which is reflected in other expenses for the third quarter of 1997.

The minority interest in loss of consolidated subsidiary reflects the minority shareholders' proportionate share in the losses of Wellington through March 28, 1996, the date the Jupiter Acquisition was completed.

Concurrent with the Jupiter Acquisition, the Company's management made the decision to discontinue the venture capital investment segment of Jupiter's operation. Through June 28, 1997, the segment was accounted for as discontinued operations, and in accordance with Generally Accepted Accounting Principles, the net assets of the discontinued segment were recorded as an asset on the consolidated balance sheet and were expected to be disposed of by June 1997. During that period, the results of operations for Jupiter's venture capital investment activities have been recorded as discontinued operations. At June 29, 1997, the remaining undisposed portfolio investments have been reclassified from net assets of discontinued operations to assets held for sale on the consolidated balance sheet, and the results of operations for these remaining portfolio investments have been reported as part of income from continuing operations on the consolidated statements of income. Prior periods presented have been restated accordingly. For the nine months ended September 27, 1997, loss from the discontinued operations was $11,000 net of applicable tax provision of $5,000 and for the nine months ended September 28, 1996, income from the discontinued operations was $6,355,000 net of applicable taxes of $3,514,000 and minority interest in income of $1,455,000. The gains from investments during the nine months ended September 28, 1996 are mainly due to gains realized on the sale of the Company's investments in EMC Corporation, Viasoft, Fuisz and Zoll Medical. In connection with the classification of the venture capital investment portfolio business as discontinued operations, for the nine months ended September 28, 1996, the Company recorded a loss on disposal of Jupiter of $1,633,000 net of the applicable income tax benefit of $862,000. This loss is mainly reflective of the first quarter 1996 write-down of the remaining portfolio of venture capital investments from the values previously established by Jupiter's Board of Directors. Such write-down was recorded to reduce the investments to their estimated fair value which was expected to be realized upon the sale of such investments within one year versus the value of these investments held on a long-term basis.

In June 1997, the Company engaged a business consultant to review the remaining undisposed portfolio investments and to aggressively pursue collection of amounts due, including both notes and accrued interest, from various portfolio investment companies. Considering the progress which has been made to date, current estimates of amounts which are expected to be realized from the portfolio investments exceed previous evaluations, however, the recognition of appreciated value is limited by the purchased cost of each portfolio item at March 28, 1996, the date of the Jupiter Acquisition. At September 27, 1997, $521,000 in reserves which had been recorded against the value of the portfolio investments were reversed. It is management's intention for its agent to continue with aggressive management of the remaining investment instruments in order to maximize the amounts which may be realized from the remaining liquidation of the portfolio investments.

MATERIAL CHANGES IN FINANCIAL CONDITION

As a result of the Jupiter Acquisition, the Company revalued certain Jupiter assets, mainly inventories and property, plant, and equipment. Due to Johnston's previous partial ownership interest in Jupiter, the acquisition of the remaining outstanding interest was accounted for as a "step acquisition" resulting in a partial step-up in Jupiter assets. The Company recorded such partial step-up in basis on such assets and has recorded goodwill of $12,477,000 which is to be amortized over 20 years.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 27, 1997 was $68,912,000 representing a ratio of current assets to current liabilities of 2.55 to 1. The Company's primary needs for capital resources have been funded by borrowings under its Bank Credit Agreement, which was entered into on March 28, 1996 and thereafter amended on June 28, 1996 and February 28, 1997 (the "Bank Credit Agreement"). Borrowings under the Bank Credit Agreement have been used to finance the Jupiter Acquisition (as discussed above), to refinance certain indebtedness, and to pay fees and expenses related to the foregoing, and available borrowings will be used, as needed, to finance working capital and capital expenditure. The Bank Credit Agreement provides for revolving credit loans (the "Revolver") of up to $80,000,000, a term loan for $40,000,000 ("Term Loan A") and a term loan for an additional $40,000,000 ("Term Loan B"). Borrowings under the Revolver and Term Loan A mature on March 28, 2001 and Term Loan B matures on March 28, 2003. The term loans are repayable in quarterly installments starting in 1997.

As of September 27, 1997, the Company had outstanding borrowings under the Bank Credit Agreement of $146,925,000 and availability under the revolver of $5,325,000.

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

The initial Bank Credit Agreement was amended on June 28, 1996 and February 28, 1997 to modify certain covenants. Prior to the execution of these amendments, the Company was in technical noncompliance with certain of the financial covenants contained therein. At June 28, 1997 and September 27, 1997, the Company was not in compliance with certain of its covenants under the Bank Credit Agreement. Such events of noncompliance at June 28, 1997 and September 27, 1997 have been waived by the syndicate of lenders who are parties to the Bank Credit Agreement. The Company is exploring alternatives to reduce the likelihood of future non-compliance with the covenants of the Bank Credit Agreement, including amending the covenants or restructuring the long-term debt. Management believes that it will be successful in these efforts, although an agreement has not yet been reached.


The Bank Credit Agreement requires the Company to prepay the principal installments on Term Loan A and Term Loan B, in inverse order of the scheduled maturities, from the net cash proceeds from the sale or liquidation of the Tarboro Facility, Rockville Office and venture capital portfolio investments. Subsequent to September 27, 1997, payments totaling $2,357,328 were made against term loans representing net cash proceeds from liquidation of venture capital portfolio investments. Accordingly, this amount was included in current maturities of long-term debt at September 27, 1997.

Available cash has been adequate to sustain the Company's operations, cash used for debt service and debt reduction under the Bank Credit Agreement and cash used to maintain a reduced capital expenditure plan have strained the Company's available liquid assets. Management expects improvements in cash generation from improved operating results, strict cost containment, reduction in inventories, and judicious review of its short term capital expenditure plans. While discretionary cash expenditures will require constraint and careful planning, management believes that funds generated from operations and funds available under the Bank Credit Agreement will be sufficient to satisfy the Company's liquidity requirements for at least the next year.

ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 128, Earnings Per Share, will require the presentation of basic and diluted net income per share. Basic net income per share excludes common stock equivalents such as options, while diluted net income per share considers the possible effect of all common shares which potentially can be issued. The statement will be effective for financial statements for periods ending after December 15, 1997, including interim periods. Early adoption of this Statement is not permitted. The Company's computation of basic and diluted EPS under SFAS No. 128 for the nine months ended September 27, 1997 and September 28, 1996 will not be materially different than EPS previously reported.

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

OTHER MATTERS

The Company is periodically involved in legal proceedings arising in the ordinary conduct of business. Management does not expect that such proceedings will have a material adverse effect on the Company's consolidated financial position or results of operations. During 1997, management became aware of certain industrial espionage activities that targeted the Company and several other textile manufacturers, allegedly carried out by agents of a large competitor. Management is reviewing the impact that this alleged activity may have had on the Company's operations and is exploring possible remedies.

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


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         +10.25   Employment Agreement with James J. Murray dated September 15,
                  1997
           11     Statements of Computation of Per Share Earnings
           27     Financial Data Schedule (Filed Electronically)


(b)      Reports on Form 8-K

         (i) No reports on Form 8-K were filed during the quarter ended June 28, 1997.


--------------------------------------------------------------------------------

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-Q pursuant to Item 6(a).

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

                                   SIGNATURES



    Pursuant to the requirements of the Securities and Exchange Act of 1934, the undersigned has duly caused this report to be filed on its behalf by the undersigned hereto duly authorized.













                                             JOHNSTON INDUSTRIES, INC.




Dated: November 12, 1997                     By: /s/ James J. Murray
                                                 ------------------------------
                                                 James J. Murray
                                                 Executive Vice President
                                                 Chief Financial Officer




Dated: November 12, 1997                     By: /s/ James J. Murray
                                                 ------------------------------
                                                 James J. Murray
                                                 (Principal Accounting Officer)