Form 10-K
period 1998-01-03
JOHNSTON INDUSTRIES INC
filed 1998-04-03
CIK 41017

                                    FORM 10-K

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

[X]  Annual Report for the period from December 29, 1996 to January 3, 1998
     ----------------------------------------------------------------------

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

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 20, 1998 was $33,267,690. The aggregate market value was computed by reference to the closing price of the stock on the New York Stock Exchange on such date.

For purposes of this response, executive officers, directors and Redlaw Industries, Inc. are deemed to be affiliates of the Registrant and the holdings by non-affiliates was computed as 5,487,454 shares at March 20, 1998.

The number of shares outstanding of the Registrant's Common Stock as of March 20, 1998 was 10,742,772 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A within 120 days of the close of the Registrant's fiscal year is incorporated by reference in answer to Part III but only to the extent indicated in Part III herein.

                                     PART I.

ITEM 1. BUSINESS


GENERAL

         Johnston Industries, Inc. ("Johnston") is a consolidated entity which includes its direct wholly owned operating subsidiary, Johnston Industries Alabama, Inc. ("JI Alabama"), and its indirect wholly owned subsidiaries, Johnston Industries Composite Reinforcements, Inc. ("JICR") (formerly Tech Textiles, USA and JI International, Inc.), J. I. Georgia, Inc. (formerly T. J. Beall Company "TJB"), and Greater Washington Investments, Inc. ("GWI") (collectively, the "Company").

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

         The Company is a leading designer, manufacturer and marketer of finished and unfinished (greige) cotton, synthetic and blended fabrics used in a broad range of industrial and consumer applications. The Company's fabric products are sold to a number of "niche" markets, including segments of the home furnishings, hospitality, industrial, automotive and specialty markets. Management believes that it is one of the largest domestic manufacturers of fabrics used for upholstery backing, automotive belts and hoses, and abrasive applications. In addition, the Company reprocesses and markets waste textile fiber and off-quality fabrics for sale to a broad range of specialty markets. The Company also manufactures fabrics used in engineered composite materials serving primarily the recreation and construction markets.

         The Company conducts its operations through four business units: (i) the Greige Fabrics Division, (ii) the Finished Fabrics Division, (iii) the Fiber Products Division, and (iv) Johnston Industries Composite Reinforcements ("JICR") as follows:

         Greige Fabrics Division. The Greige Fabrics Division manufactures cotton, synthetic and poly-cotton (blended) unfinished (unbleached, undyed) fabric. The Greige Fabrics product line includes upholstery backing manufactured for the home furnishings market, decorative and print base unfinished goods (upholstery, window treatment and bedding) for the home furnishings and hospitality markets and fabric used in a variety of products manufactured for such automotive and industrial applications as belts, hosing and abrasives. This division's diversified product line and range of markets to which it sells enables it to mitigate the effects of a downturn in any single market. This division's competitive strengths include its (i) long standing relationships with key customers, (ii) proven product quality as evidenced by numerous "Supplier of the Year" and "Preferred Supplier" designations awarded by its customers, (iii) high level of operating efficiency and flexibility resulting from significant capital investment which enables this unit to foster innovative new products and to respond quickly to changing market demands while minimizing manufacturing overheads and (iv) ability to target traditionally more stable markets which have been served by domestic fabric manufacturers such as the industrial and home furnishings markets.

         Finished Fabrics Division. The Finished Fabrics Division is a vertically integrated manufacturer of finished producing primarily synthetic finished fabrics (dyed, treated or coated) fabrics through the application of value-added dyeing and finishing processes to greige fabrics manufactured by this division. The vertically integrated nature of this division offers the potential for significant cost savings, allowing the spinning, weaving, dyeing, and finishing of fabric in one facility. The Finished Fabrics product line includes finished upholstery fabrics manufactured for the mid-priced home furnishings market, the contract seating (i.e., stadium and theater) market and the outdoor decorative (lawn and patio furniture) upholstery market, premium napery (table linen products) for the home and hospitality markets, print cloth for the home and hospitality (top of the bed) markets and coated industrial (filtration and bagging) markets and automotive (seating components, speaker covers, and lining) products. This unit's competitive strengths include its (i) state-of-the-art air jet spinning, yarn dyeing, cloth dyeing and finishing applications and wide-width weaving capability on its dobby looms, (ii) vertically integrated structure which enables the Company to provide a diverse product offering with shorter lead times, allowing the Company to adapt rapidly to changes in customer preferences and (iii) focus on traditionally more stable markets which have been served by domestic textile manufacturers such as the industrial and home furnishings segments.

         Fiber Products Division. The Fiber Products Division reprocesses and markets waste textile fiber and off-quality fabrics converting millions of pounds of waste, which might otherwise be sent to landfills, into raw materials that can be recycled in the textile manufacturing process or used as a low cost substitute in a wide range of consumer and industrial applications. The applications include padding (used in a variety of applications from mattresses to sound proofing in automobiles), clean and reprocessed fiber reintroduced into the textile yarn manufacturing process, wiper cloth and reworked off-quality textile products, such as towels and sheets. This unit's competitive strengths include its (i) position as the only captive fiber reprocessing facility of its size of a domestic textile product manufacturer and (ii) focus on the higher margin bedding and absorbent cotton market segments.

         JI Composite Reinforcements. JICR produces a variety of non-crimp multi-axial fabrics from fiberglass, carbon and aramid fibers, which are sold to specialty markets. JICR's products are used in engineered composite materials to replace traditional fiberglass and metal components when superior performance or specific weight characteristics are required. JICR serves the recreation market with materials used in skis, snowboards, hockey sticks and sailing and power yachts and the construction markets with materials used in utility and lighting poles, bridges, oil well platforms and infrastructure rehabilitation projects, such as structural bridge column repair, utility pole repair and pipe rehabilitation.

         In order to maintain its leadership position in the evolving textile industry and to continually improve customer service, the Company has invested from fiscal 1991 to fiscal 1997 approximately $121 million to upgrade, modernize and expand plant operations and reduce production bottlenecks, establishing state-of-the-art vertically integrated, flexible manufacturing capabilities with low cost structures. The Company's Greige Fabrics operations are highly flexible as many of its current fabrics may be produced at any of its three manufacturing facilities. This division allocates such production to its facilities based on the technological features of the equipment needed, available capacity and to maximize throughput efficiency. In addition to producing fabric in a greige state or a variety of finished states, the Company can produce fabrics in a broad range of widths, including 125 inch width jacquard fabric which the Company believes only one other manufacturer can provide.

         On September 22, 1995, the Board of Directors of the Company authorized a change in the Company's fiscal year from a period beginning on July 1 and ending on June 30 to a variable period ending on the Saturday nearest to December 31.

RECENT HISTORY AND DEVELOPMENTS

         The Company was incorporated in 1987 as a successor to a New York corporation of the same name formed in 1948. The Company's principal offices are located at 105 Thirteenth Street, Columbus, Georgia 31901, telephone number
(706) 641-3140.

         Prior to March 1996, the Company conducted its operations through its wholly owned subsidiaries, Opp and Micolas, Southern Phenix, Johnston Industries Composite Reinforcements, Inc., and one majority-owned subsidiary, Jupiter. Each of the four business units operated with a great deal of autonomy. During this time, Southern Phenix, and, to a lesser degree, Opp and Micolas, enjoyed long-standing reputations as innovative textile manufacturers serving niche markets.

         In 1987, the Company acquired a 28.4% interest in Jupiter, a publicly traded company engaged in venture capital investments. Over time, and as Jupiter invested in textile operations, the Company gradually increased its ownership until it reached 54.2% in January, 1995. On March 28, 1996, the

Company acquired the outstanding minority interest of Jupiter for a total purchase consideration of $45.9 million dollars, funded substantially from new bank borrowings. Also in March 1996, the Company acquired the T.J. Beall Company ("T.J. Beall"), a specialized textile waste broker, for a combination of preferred stock and the conversion of certain outstanding indebtedness from T.J. Beall into intercompany obligations. In connection with these acquisitions, the Company's organizational structure was altered centralizing the sales and marketing functions for all units at the corporate level and removing much of the control over operations from unit level managers. However, the Company did not consolidate the basic administrative functions, such as accounting and management information services of the acquired operations.

         Subsequently, the Company determined that the organizational changes introduced upon the acquisition of Jupiter, together with the failure to take appropriate measures to consolidate overlapping administrative functions, contributed to disappointing operating performance from certain of the Company's textile operations including T.J. Beall. These factors, along with delays and shortfalls in liquidating the venture capital portfolio of Jupiter, adversely restricted the Company's liquidity and its ability to successfully capitalize on the opportunities created by the acquisitions.

         In order to reinvigorate entrepreneurial spirit and bottom line accountability among the Company's employees, the Company realigned its operations into its four current business units during 1997 (the "1997 Realignment") and established measures to achieve substantial cost reductions, principally through the elimination of redundant administrative functions and the divestiture of unprofitable operations. The new structure aligns sales, marketing, production and administration by product-oriented operating divisions, with the Company's corporate headquarters coordinating strategies, finance and capital allocations and identifying and capitalizing on synergistic opportunities among the units. Significant elements of the 1997 Realignment, many components of which are substantially complete include:

- Reinstitute Divisional Accountability. The new management team determined that the 1996 centralization of the sales and marketing forces of the Company and the transfer of key operational management from the Company's business units to corporate headquarters blurred profit and managerial responsibility at the divisional level. Operational and sales management have now been reassigned to the business units, with each unit having a president responsible for delivering business unit profits.

- Reduce Operating Costs. In Fiscal 1997, the Company consolidated or sold unprofitable, non-core operations and assets acquired in the Jupiter and T.J. Beall acquisitions. In addition, management decreased the Company's number of business units from five to four and reduced divisional general and administrative staffs; redistributed products at each facility; centralized certain support functions such as management information services; and simplified the manufacturing process by redesigning certain Finished Fabrics product lines. To date, this program has eliminated 325 jobs (primarily in the third and fourth quarters of fiscal 1997) without impairing the quality of the Company's products or sacrificing profitable sales. This reduction in headcount is anticipated to result in approximately $15 million in annual personnel expense savings commencing in the second quarter of fiscal 1998.

- Improve Management Information Systems. The Company is currently installing an integrated procurement, inventory, manufacturing management and customer order system at the Finished Fabrics Division and is re-engineering many of the associated business processes around this system. When this project is completed, management believes its access to divisional information and key decision-making tools will be significantly enhanced and many computer processes will be streamlined. The system is expected to be fully operational by the third quarter of fiscal 1998.

- Improve Product Line Management. During 1997, management focused considerable attention and resources on improving product line profitability and identifying opportunities to strengthen its market position in its key niche markets. As a result, the Company is strategically exiting certain product lines or elements of product lines, and has successfully obtained price increases for other lines. Product line profitability has also been enhanced by significant cost savings, including negotiating lower brokerage commissions and better management of sample production and product design parameters.

         On September 29, 1997 and in conjunction with the 1997 Realignment, the Company's management reached an agreement to sell the assets of T.J. Beall to a member of the Beall family. The sale was executed for consideration including surrender of the Series 1996 Preferred Stock, which had been issued as part of the purchase consideration of the T.J. Beall Acquisition, and execution of a promissory note in the amount of $1,500,000 payable in annual installments over 5 years. This divestiture eliminated an operation which had been unprofitable during the Company's brief ownership and also eliminated large cyclical cash requirements inherent in the gin mote business.

         THIS REPORT CONTAINS CERTAIN FORWARD LOOKING INFORMATION AND DISCUSSION HEREIN OF ASPECTS OF THE COMPANY'S BUSINESS AND PROPERTIES AND ALSO CONSTITUTES A CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for the first quarter of 1998, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

CUSTOMERS AND BACKLOG

         The Company sells its products to approximately 3,500 customers with net sales to the single largest customer accounting for 6%, 5%, 6%, and 11% of total sales for the fiscal years ended January 3, 1998 and December 28, 1996, the six months ended December 30, 1995, and the fiscal year ended June 30, 1995.

         The Company traditionally manufactures approximately 75% of its production against firm orders with finishing, packaging and other specifications generally determined by its customers. At January 3, 1998, the Company's backlog of orders was approximately $69,447,000 compared to $88,462,000 at December 28, 1996, $69,559,000 at December 30, 1995, and
$63,320,000 at June 30, 1995. Historically, the Company's backlog of orders is completed and realized as sales in approximately 2 1/2 months.

         The decrease in backlog of orders at year end resulted largely from the sale of T.J. Beall in September 1997. T.J. Beall, which had been purchased in March 1996, had open orders totaling $16,287,000 at December 28, 1996. To a lesser degree, open orders at year end also declined as a result of the Company's discontinuing certain unprofitable window covering products late in 1997 plus the Company's exit of its sales yarn business at the Langdale facility where manufacturing activities ceased in the fourth quarter of 1997. Although no assurances can be given, management believes that based on current order activity, backlogs will strengthen moderately during the first quarter of 1998. For the year ended January 3, 1998, the Company's production facilities operated at approximately 71% of normal aggregate capacity. Management believes the Company's production capability is sufficient to accommodate existing and new production orders.

PRODUCTS

         The Company's Finished Fabrics and Greige Fabrics Divisions provide products for the home and hospitality, automotive and industrial segments of the textile industry, as well as a variety of miscellaneous products. The home, hospitality and industrial products manufactured by the Finished Fabrics and Greige Fabrics Divisions include a variety of woven and non-woven fabrics, including some proprietary applications. Such products include all cotton fabrics, cotton/polyester blended fabrics, all polyester fabrics and other products manufactured from blends and various synthetic and natural fibers. The finished fabrics manufactured for these market segments include woven and printed upholstery fabrics for indoor and outdoor use, ticking and filler cloth for mattresses, finished premium napery (table linens) and coated, rubber goods, filtration, scrim, bagging and footwear fabrics. The Greige Fabrics Division manufactures upholstery backing, top of the bed fabrics, decorative and print base unfinished goods, window and napery unfinished goods and, for the industrial segment, abrasives, filtration media, wipecloth and certain footwear fabrics.

         The Company's Fiber Products Division markets a variety of waste textile fiber and fabric reclamation products comprised of, for example, padding used in a variety of applications, cleaned and reprocessed fiber and off-quality towels and sheets (sold primarily in Africa). Cleaned and reprocessed fibers provide a cost advantage for use in certain products and can be sold as raw fiber or in a variety of manufactured states from yarn through woven and bonded non-woven fabrics.

         JICR manufactures fabrics, which are sold in specialty markets and used in engineered composite materials, consisting of a variety of non-crimp multi-axial fabrics manufactured from fiberglass, carbon and aramid fibers. Composite reinforcement fabrics produced by the Company also include its proprietary Vectorply(R) fabrics. The Company's composite reinforcement fabrics are used in a variety of industrial, transportation, marine and sporting goods applications, from sea walls and roof panels to motor campers and heavy trucks to large yachts and off-shore racing boats to water skis and hockey sticks.

         For the year ended January 3, 1998, approximately 74% of the Company's fabric was manufactured for the home furnishings and industrial segments of the textile market; the balance was for the automotive segment, basic apparel, including commercial uniform manufacturers (ducks, twills and bull denims), and specialty markets, which in 1997 primarily involved sales of yarn, recycled textile fibers and multi-axial composite reinforcement fabrics. The following table sets forth the percentage of sales by product type:

                                                 YEAR ENDED                SIX MONTHS ENDED       YEAR ENDED
                                        JANUARY 3,       DECEMBER 28,        DECEMBER 30,          JUNE 30,
                                           1998              1996                1995                1995
                                           ----              ----                ----                ----
 Automotive                                  3%                3%                  2%                  6%
 Industrial                                 25%               24%                 22%                 25%
 Home Furnishing                            49%               53%                 57%                 55%
 Apparel                                     4%                2%                  3%                  4%
 Specialty Markets                          19%               17%                 15%                  9%
 Miscellaneous                               0%                1%                  1%                  1%
                                           ---               ---                 ---                 ---
                                           100%              100%                100%                100%
                                           ===               ===                 ===                 ===


         Outside of the United States, the Company principally markets its products in Europe, Canada, and Mexico primarily through its direct sales force. For the year ended January 3, 1998, the international direct sales volume constituted approximately 4% of sales. Although no assurances can be given that its international expansion will be successful, the Company's goal is to eventually have international sales account for approximately 10% of its total sales revenue.

MANUFACTURING

         Since its establishment in 1948, the Company has positioned itself as a leader in the textile industry as evidenced by numerous awards it has received. For example, the Company was selected by Textile World Magazine as its 22nd Annual Model Mill in 1994, recognizing the Company's (i) outstanding performance, (ii) aggressive management approach to product and market innovation and (iii) strategic commitment to capital spending and high-tech operations. In 1995, the Company's Opp Mill was selected as "Outstanding Greige Mill" by a leading international independent consulting firm. In addition, the Company has been selected "Supplier of the Year" or preferred supplier by various customers on numerous occasions over the years and received America's Textile International's first annual Award for Innovation in 1996.

         In order to improve customer service and maintain its leadership position in the constantly evolving textile industry, the Company has maintained an aggressive capital improvement program across all of its units for the past few years. For fiscal 1991 through 1997, the Company invested approximately $121 million to upgrade and modernize plant operations and to reduce bottlenecks, establishing state-of-the-art, vertically integrated, flexible manufacturing capabilities with low cost structures. Of these expenditures, capital improvement for the year ended January 3, 1998 was $10,363,000 compared to $20,527,000 for the year ended December 28, 1996, $17,781,000 for the six months ended December 30, 1995, and $21,448,000 for the year ended June 30, 1995. The Company's extensive capital expenditure program over this period has resulted in the conversion of substantially all of its mills to open-end spinning and suttleless weaving.

         The Company spins its own yarn primarily using Rieter(R) and Schlafhorst(R) open-end automatic rotor spinning machines, Murata(R) air jet spinning machines and some ring spinning equipment. Open-end and air jet are fully automated spinning processes which yield an excellent quality yarn that is produced using highly efficient processes. Fabric is manufactured on a variety of shuttleless looms using rapier, projectile and air jet technologies, as well as a few shuttle looms. Additionally, the Company manufactures non-woven (stitchbond, chima, and weft insertion warp knitted) fabrics using a variety of malimo and maliwatt machines. As of January 3, 1998, the Company's mills have an annual capacity of approximately 190 million linear yards of woven fabric (approximately 108 million pounds), 10 million pounds of non-woven (stitchbond, chima and weft insertion warp knitted) fabric, approximately 120 million linear yards of value-added finishing, approximately 3 million pounds of sales yarn, approximately 12 million pounds of non-woven fabric and multi-axial composite reinforcements fabrics manufactured from man-made synthetic fibers, approximately 68 million pounds of waste textile fiber and fabric reclamation, and approximately 54 million pounds of bonded non-woven fabric (manufactured through reclamation of textile waste products).

         The Company's ideal mix of a variety of types of equipment, each with distinct capabilities, permits it to produce many products in either a "greige" state (i.e., unbleached and undyed as taken from the loom), a "finished" or converted state (e.g., dyed, treated and/or coated) or both. Greige fabrics are sold directly to manufacturers which have their own converting departments or finishing facilities and to fabric converters who dye and print unfinished fabrics and, in some instances, are finished internally on a contract basis by the Finished Fabrics Division.

DISTRIBUTION AND MARKETING

         The Company's marketing activities, which are organized by operating division and by product, utilize in-house sales personnel, commissioned sales agents and independent brokers in the sale of their respective products. In the aggregate, the Company employs a 35 person in-house sales force and utilizes approximately 39 commissioned sales agents and brokers. For the year ended January 3, 1998, approximately 81% of revenues were generated by in-house sales personnel, with 19% generated by commissioned sales agents and independent brokers. Fabrics sold through in-house personnel include home furnishings, abrasive, napery, rubber products, filtration, duck, wipe cloth, reprocessed waste products and various industrial fabrics. Mattress pads, certain of the Company's upholstery fabrics, and a significant portion of composite reinforcement fabrics are sold through commissioned sales agents.

         In addition to its various employed and independent sales people, approximately 30 Company personnel provide support services such as design, technical support, customer services, and coordination of production with the mill.

COMPETITION

         The Company's competition consists of numerous companies, a limited number of which compete with the Company in a substantial portion (more than fifty percent) of the product groups serviced by the Company. The competing companies in each of its product groups include a number of companies which are larger and have significantly greater resources than the Company. Although market shares vary substantially from product to product within a group, the Company believes that there are several competitors with greater sales than it in each product group. There are individual products for which the Company is the market leader as well as others for which it does not have a significant market share. Competitive factors include product quality, service, design and price. Management believes that service is an important positive competitive factor for the Company's operations. Management also believes that competition from domestic manufacturers has intensified over the last several years and will continue to increase in the future.

         Although management believes that, in general, the Company is not directly affected by foreign competition; from time to time, there is an indirect effect. Periodically, when total domestic textile sales volume is reduced as a result of increased imports, the companies that are directly affected (generally fashion and apparel manufacturers) search for sales volume in other product groups to replace their lost volume. Historically, this has resulted in increased competition and price pressures with respect to certain fabrics, most notably in lower margin commodity fabrics which may be produced by a number of the Company's competitors. While such heightened competition generally has a negative effect on margins for particular orders or products, management does not believe that, over time, such competition will have a material adverse effect on the Company's results of operations.

RAW MATERIALS

         The Company utilizes cotton, polyester and other natural and synthetic fibers in its manufacturing operations. Currently, the supplier for most of its polyester fiber is Wellman, Inc., formerly Fiber Industries, Inc. ("Wellman"). The Company does not have a long-term agreement with Wellman and does not maintain long-term supply contracts with Wellman or any other synthetic fiber suppliers. Other potential suppliers of polyester include DuPont and Hoechst-Celanese, as well as a number of other domestic and foreign sources. Although the Company has some cotton fiber supply contracts, the Company buys most of its cotton in the open market from approximately ten established domestic cotton merchants with whom it has long time relationships. From time to time, the Company may enter various provisional pricing arrangements with its cotton suppliers in connection with cotton purchase contracts. Under such provisional pricing arrangements, the Company accepts delivery of certain quantities of raw cotton and pays an agreed upon "provisional" price for such purchases. The Company may settle the final price at a later date. The Company utilizes such pricing arrangements to mitigate its exposure to changes in raw materials cost. Any gain or loss related to such arrangements is recorded as a component of cost of goods sold. Management believes that adequate supplies of cotton, polyester and its other fiber needs are available in the open market and should supplies of cotton, polyester or other fibers cease to be available from any of the Company's principal suppliers, management does not expect any significant difficulty in obtaining fibers from one or more other suppliers.

EMPLOYEES

         As of February 28, 1998, the Company had approximately 2,700 full-time employees, none of whom is covered by collective bargaining agreements. The Company believes its relations with its employees are good.

INVESTMENT ACTIVITIES

         The investment activities of the Company were acquired in connection with its acquisition of Jupiter on March 28, 1996 and are principally conducted through Johnston's indirect wholly-owned subsidiary, GWI. The Company's plan is to effect the divestiture of its non-textile industry investments. Since the March 28, 1996 acquisition, twelve investments have been sold with six remaining as of January 3, 1998. No additional funding or investment of any significant amount is contemplated while such investments are held for sale. GWI was a "small business development company" under the United States Small Business Investment Act of 1958 ("1958 Act"), which restricted its investments to qualifying small business concerns as defined in the 1958 Act. On April 25, 1997, in consideration of the Company's exit of venture capital investment activities, the Board of Directors of GWI voted to return the SBIC license held by GWI to the United States Small Business Administration. GWI previously invested in companies which were believed by the GWI management to have the potential of above-average capital appreciation as well as a current return on investment. Because of the speculative nature of GWI's investments, and the lack of any ready market for most of its investment when purchased, there is minimal liquidity and a significantly greater risk of loss on each investment than is the case with traditional investment companies. The carrying value of the securities, recorded as assets held for sale on the balance sheet at January 3, 1998 at $4,510,000. The "fair value" reflects the value expected to be realized by the Company upon sale of the securities after consideration of the Company's plans to liquidate the venture capital segment.

RELIANCE ON SENIOR MANAGEMENT

         The Company believes it has benefited and continues to benefit substantially from the skills, experience and efforts of its senior management. The loss of the services of members of the Company's senior management could have a material adverse effect on the Company's business and prospects. For Biographies of Executive Officers, See Executive Officers of Johnston Industries, Inc. below and for Biographies of Directors, See the Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.

ADDITIONAL RISK FACTORS AND INVESTMENT CONSIDERATIONS

         Additional or related factors which could affect the Company's actual results and could cause the Company's actual consolidated results for the first quarter of 1998, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company include:

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

              The adverse effect of continued high raw material costs or the significant upward fluctuation of raw material costs as specifically experienced in 1995 and 1996 plus difficulties in obtaining raw materials, supplies, power and natural resources and any other items needed for the production of products;

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

              The ability to integrate acquisitions into the Company's existing operations and unexpected difficulties or problems with such acquired entities including inadequate production equipment, inadequate production capacity or quality, outdated or incompatible technologies or an inability to realize anticipated synergies and efficiencies, whether within anticipated time frames or at all; and

               The costs and other effects of any changes in environmental laws or OSHA regulations (or the interpretation of existing regulations) that are more stringent than laws, regulations or interpretation currently in effect or of any discovery of currently unknown environmental or other compliance problems or conditions.

EXECUTIVE OFFICERS OF JOHNSTON INDUSTRIES, INC.

         ROBERT C. CHRISTIAN, age 50, has served as Vice President of Human Resources since March 24, 1996. Prior to that time, he served as Vice President of Human Resources at Forstmann and Company for a period of over 10 years.

         WILLIAM I. HENRY, age 57, has served as President of the Finished Fabrics Division since February 5, 1998. Prior to that time, he served as Executive Vice President from May 12, 1997 to February 5, 1998, Vice President of Operations from April 1996 to May 12, 1997, and Vice President of Product and Operations Planning from January 1993 to April 1996. For more than five years prior he had served as Vice President, Operations of Southern Phenix.

         OWEN J. HODGES, III, age 43, has served as President of the Fiber Products Division since February 5, 1998. Prior to that time, he served as Vice President - Manufacturing of the Company from April 1996 to February 1998 and Vice President - Operations of Wellington Sears since its formation in November 1992. For more than 3 years prior, Mr. Hodges was Vice President of Manufacturing for the Custom Fabrics Division of West Point Pepperell.

         JOHN W. JOHNSON, age 60, has served as Vice President - Financial Administration since September 22, 1997. Prior to that time, he served as Vice President and Chief Financial Officer since September 1994 and was Secretary and Treasurer of the Company from January 1992 until September 1994. From July 1991 to December 1991 he was Assistant Secretary-Treasurer of the Company and for more than five years prior was Vice President, Finance of Southern Phenix.

         DONALD L. MASSEY, age 52, has served as President of Johnston Industries Composite Reinforcements, Inc. since February 5, 1998. Prior to that time, he served as Executive Vice President from May 12, 1997 to February 5, 1998 and as Vice President of the Company and President-Home Furnishings-Sales and Marketing of Johnston Industries Alabama, Inc. from April 1996 to May 12, 1997. Mr. Massey was President and CEO of Johnston Industries Composite Reinforcements, Inc. from March 31, 1992 until March 31, 1996. From December 1, 1990 until March 30, 1992, Mr. Massey was President and CEO of Fiber and

Fabrics Marketing, and for more than 5 years prior to that, he served as Senior Vice President for world sales of denim for Dominion Textiles.

         JAMES J. MURRAY, age 37, has served as Executive Vice President and Chief Financial Officer since September 22, 1997. Prior to that time, he was Managing Director of Corporate Transaction Services for KPMG Peat Marwick since March 1996 and had served in a variety of capacities with KPMG Peat Marwick from January 1984 to March 1996. Prior to that time, Mr. Murray was a tax accountant in private industry.

         D. CLARK OGLE, age 51, has served as President and Chief Executive Officer since March 20, 1998. Prior to that time, Mr. Ogle served as Managing Director of National Strategic and Operational Improvement Consulting for KPMG Peat Marwick, LLP. From April 1987 to October 1996, he served as CEO for a number of companies including Victory Markets, Inc., Teamsports, Inc., WSR Corporation, Consumer Markets, Inc., and Peter J. Schmitt Co., Inc. Mr. Ogle was Executive Vice President and Chief Operating Officer, then President and Chief Executive Officer, of Scrivner, Inc. for more than five years prior to that time.

         C. PHILIP STANLEY, age 66, has served as President of the Greige Fabrics Division since February 5, 1998. Mr. Stanley, who had retired in December 1996, returned from retirement to serve as Vice Chairman of JI Alabama from May 12, 1997 through February 5, 1998. Prior to that time, he served as President and Chief Operating Officer of Opp & Micolas from January 1988 to December 1996 and for more than five years prior to that, had served as Vice President and General Manager of Opp and Micolas.

         F. FERRELL WALTON, age 52, has served as Vice President, Secretary and Treasurer of the Company since November 14, 1997 and prior to that time, had served as Secretary and Treasurer from September, 1994 to November 14, 1997. Mr. Walton served as Director of Financial Operations for the Company from April 1, 1993 to September, 1994 and for more than five years prior to that time was Vice President, Finance of Opp and Micolas.

ITEM 2. PROPERTIES

         Set forth below is a listing of facilities owned and leased by the Company for each division describing the principal use and approximate size, in square feet, of each facility.

--------------------------------------------------------------------------------------------------------
           FACILITY                     LOCATION              PRINCIPAL USE          FLOOR    OWNED/
                                                                                   SPACE IN   LEASED
                                                                                     SQ FT
--------------------------------------------------------------------------------------------------------
Johnston Industries, Inc.
     Executive Offices          Columbus, Georgia          Admin. Offices            20,000    Owned
--------------------------------------------------------------------------------------------------------
Greige Fabrics Division
     NY Sales Office            New York, New York         Sales/Marketing           10,000   Leased
     Opp Plant                  Opp, Alabama               Manufacturing/           339,000    Owned
                                                           Warehousing
     Micolas Plant              Opp, Alabama               Manufacturing/           430,000    Owned
                                                           Warehousing
     Columbus Plant             Columbus, Georgia          Manufacturing/           572,000    Owned
                                                           Warehousing
     Warehouse                  Opp, Alabama               Warehousing               92,000   Leased
--------------------------------------------------------------------------------------------------------
Finished Fabrics Division
     Marketing & Sales Ctr.     Valley, Alabama            Sales/Marketing           23,000    Owned
                                     (2 Buildings)
     Southern Phenix Plant      Phenix City, Alabama       Manufacturing/           629,000    Owned
                                                           Warehousing
     Stitchbond Plant           Phenix City, Alabama       Manufacturing             76,000    Owned
     Shawmut Plant              Valley, Alabama            Manufacturing/           493,000    Owned
                                                           Warehousing
     Cusseta Plant              Columbus, Georgia          Warehousing               54,000    Owned
     Textest                    Valley, Alabama            UL Testing Lab             5,000    Owned
     State Docks Warehouse      Phenix City, Alabama       Warehousing               83,000   Leased
--------------------------------------------------------------------------------------------------------
Fiber Products Division
     Utilization Plant          Valley, Alabama            Manufacturing            175,000    Owned
     Lantuck Plant              Lanett, Alabama            Manufacturing             42,000   Leased
     Langdale Plant             Valley, Alabama            Warehousing/             441,000    Owned
                                   Light Mfg.
     DeWitt Plant               DeWitt, Iowa               Manufacturing            115,000    Owned
     Warehouse                  Lanett, Alabama            Warehousing              100,000   Leased
--------------------------------------------------------------------------------------------------------
JICR
     Stitchbond Plant (1)       Phenix City, Alabama       Manufacturing
     Warehouse                  Phenix City, Alabama       Warehousing               26,000   Leased
--------------------------------------------------------------------------------------------------------


(1) JICR leases approximately 26,000 of the 76,000 square foot Stitchbond Plant which is shared with the Finished Fabrics Division.

         Set forth below is the manufacturing capacity of each operating division by product line and the average percent of capacity operated for the year ended January 3, 1998 for each division and the Company as a whole.

                          (Units Presented in Millions)

-------------------------------------------------------------------------------------------------------------
PRODUCT                                    GREIGE       FINISHED       FIBER          JICR         TOTAL
     UNIT                                 FABRICS       FABRICS       PRODUCTS
                                          DIVISION      DIVISION      DIVISION
-------------------------------------------------------------------------------------------------------------
Weaving Capacity
     Linear Yards                             142            48                                       190
     Pounds                                    75            33                                       108
Sales Yarn Capacity
     Pounds                                     3                                                       3
Non-Woven Capacity
     Pounds                                                  10            54            12            76
Waste Textile and Fiber Reclamation
     Pounds                                                                68                          68
Value Added Finishing Capacity
     Linear Yards                                           120                                       120

Percent Capacity Utilization - 1997            89%           70%           53%           38%           71%
-------------------------------------------------------------------------------------------------------------

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

PROPERTIES HELD FOR DISPOSITION

         An office building, located at 39 W. Montgomery Street, Rockville, Maryland, which formerly housed the Jupiter operation is a 3,400 square foot building on approximately three-quarters of an acre of land. This property, located approximately two blocks from the central business district, was listed for sale with a broker at January 3, 1998 and was subsequently sold on February 27, 1998.

ITEM 3. LEGAL PROCEEDINGS

         The Company is periodically involved in legal proceedings arising out of the ordinary conduct of its business. Management does not expect any of these legal proceedings to have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders during the quarter ended January 3, 1998.

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



                  INCLUDES NYSE TRADING ONLY            PRICE RANGE
                  --------------------------            -----------
                                                   HIGH               LOW
                                                   ----               ---
                  Quarter Ended:
                  January  3, 1998                 $6   3/4          $4 1/4
                  September 27, 1997                6 13/16           5 1/2
                  June 28, 1997                     8   1/8           6 1/8
                  March 29, 1997                    8   3/8           7


                  December 28, 1996                $8   3/8          $7 1/8
                  September 28, 1996                8   7/8           7 1/2
                  June 29, 1996                     9   3/8           8
                  March 30, 1996                    8   7/8           7 7/8

         Holders of Common Stock are entitled to such dividends as may be declared and paid out of funds legally available for payment of dividends. The Company's bank credit agreement permits the Company to pay dividends on its Common Stock provided it is in compliance with various covenants and provisions contained therein, which among other things limits dividends and restricts investments to the lesser of (x) 20% of total assets of the Company, on a fully consolidated basis, as of the date of determination thereof, or (y) $5,000,000 for the period commencing on January 1, 1996 and ending on December 31, 1996 or
(z) $5,000,000 plus 50% of cumulative consolidated net income for the period commencing on January 1, 1997, minus 100% of cumulative consolidated net loss for the consolidated entities for such period, as calculated on a cumulative basis as of the end of each fiscal quarter of the consolidated entities with reference to the financial statements for such quarter. Future determination as to the payment of dividends is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, capital requirements, financial condition, and the existence or absence of any contractual limitation on the payment of dividends. Regular quarterly dividends were paid from September 28, 1990 to June 28, 1997. In August, 1997, the Company suspended dividend payments, subject to a re-evaluation by the Board of Directors on a quarterly basis. A quarterly dividend rate of $.10 per share was effective from February 1995 to June 28, 1997. From April 1994 to January 1995, the rate was $.095 a share. From October 1992 to March 1994, the rate was $.083 a share. The number of shareholders of record at January 3, 1998 was approximately 700.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data for the years ended January 3, 1998 and December 28, 1996, the six month period ended December 30, 1995 and for each of the full fiscal years in the three year period ended June 30, 1995. The income statement data for the years ended January 3, 1998 and December 28, 1996, the six month period and for the fiscal years ended June 30, 1995, 1994 and 1993 and the balance sheet data as of January 3, 1998, December 28, 1996, December 30, 1995 and June 30, 1995, 1994
and 1993 have been derived from the Company's consolidated financial statements included elsewhere in this report. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and the notes thereto.

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         YEAR         YEAR      SIX MONTHS
                                                        ENDED        ENDED        ENDED           FISCAL YEAR ENDED JUNE 30,
                                                       JAN. 3,      DEC. 28,     DEC. 30
                                                       1998 (1)       1996       1995 (2)     1995 (3)      1994         1993
                                                       --------     --------     --------     --------    --------     --------
STATEMENT OF OPERATIONS:
Net Sales                                              $332,537     $321,883     $148,773     $262,279    $159,904     $154,074
Income (Loss) from Continuing Operations                 (8,622)      (2,183)      (6,348)       6,889       7,409        4,703
Income (Loss) from Discontinued Operations                  126        5,582          158          986        (914)       3,711
Extraordinary Loss                                           --         (527)          --           --          --           --
Net Income (Loss)                                        (8,496)       2,872       (6,190)       7,875       6,495        8,414
Dividends on Preferred Stock                                (82)        (125)          --           --          --           --
Net Earnings (Loss) available to Common Stockholders     (8,578)    $  2,747     $ (6,190)    $  7,875    $  6,495     $  8,414
Earnings (Loss) per Common Share-Basic:
     Income (Loss) from Continuing Operations              (.82)        (.22)        (.60)         .65         .68          .43
     Income (Loss) from Discontinued Operations             .01          .53          .01          .09        (.08)         .34
     Extraordinary Loss                                     .--         (.05)         .--          .--         .--          .--
     Earnings (Loss) per Common Share                      (.81)         .26         (.59)         .74         .60          .77
Income (Loss) from Continuing Operations
     to Sales %                                           (2.59)%        .68%       (4.27)%       2.63%       4.63%        3.05%
Net Income (Loss) to Sales %                              (2.55)%        .89%       (4.16)%       3.00%       4.06%        5.46%
Net Earnings (Loss) available to Common Stockholders
     to Sales %                                           (2.58)%        .85%       (4.12)%       3.01%       4.06%        5.46%
BALANCE SHEET DATA:
Total Assets                                           $234,788     $269,264     $240,539     $232,402    $140,194     $136,071
Long Term Debt                                           61,688      144,191      110,755       83,560      36,216       22,500
Stockholders' Equity                                     49,124       59,192       55,179       63,427      59,808       60,173
OTHER DATA:
Equity per Share                                       $   4.54     $   5.53     $   5.22     $   5.93    $   5.51     $   5.50
Dividends per Share                                        .200         .400         .200         .390        .345         .320
Depreciation and Amortization                            21,370       19,715        8,874       13,766      10,202        9,761
Capital Expenditures                                     10,363       20,527       17,781       21,448      12,701       10,381
Return on Beginning Assets                                (3.13)%       1.19%       (2.66)%       5.62%       4.77%        6.58%
Return on Beginning Equity                               (14.35)%       5.20%        (.96)%      13.17%      10.79%       14.71%

--------------------------------------------------------------------------------

(1) Earnings per Common Share-Diluted are not presented as they are antidilutive in periods for which a loss is presented.

(2) Effective September 1995, Johnston's year end closing date was changed to the Saturday closest to December 31. Therefore, Johnston's transition period 1995 ended on December 30, 1995.

(3) The operations of Jupiter, a majority-owned subsidiary, have been included in the consolidated financial statements from January 1, 1995 forward. On March 28, 1996 Jupiter became a wholly owned subsidiary of the Company.

Note: See Notes 2, 3, and 5 of the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion of certain transactions impacting the years ended January 3, 1998 and December 28, 1996 and the six months ended December 30, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The operations of Johnston Industries, Inc. ("Johnston") include its direct wholly owned operating subsidiary, Johnston Industries Alabama, Inc., and its indirect wholly owned subsidiaries, Johnston Industries Composite Reinforcements, Inc. ("JICR") (formerly Tech Textiles, USA), and Greater Washington Investments, Inc. ("GWI") (collectively, the "Company").

         In addition to the above, the December 28, 1996 consolidated financial statements included the accounts of the T.J. Beall Company ("T.J. Beall") which was acquired in March 1996 and sold in September 1997. During that time, T.J. Beall was a subsidiary of Johnston Industries Alabama, Inc. The December 30, 1995 consolidated financial statements included the accounts of Johnston, its wholly owned subsidiaries, Southern Phenix Textiles, Inc. ("Southern Phenix") and Opp and Micolas Mills, Inc. ("Opp and Micolas"), and its then majority-owned subsidiary, Jupiter National, Inc. ("Jupiter") and Jupiter's then wholly-owned subsidiaries, Wellington Sears Company ("Wellington") and GWI.

         On March 28, 1996, the Company acquired the outstanding minority interest in Jupiter (the "Jupiter Acquisition") for a total purchase consideration of $45,950,000 which included payments of $39,000,000 to security holders. Thereafter, on April 3, 1996, Jupiter was merged into the Company's then Opp and Micolas subsidiary. At the close of business on June 29, 1996, the name of Opp and Micolas was changed to Johnston Industries Alabama, Inc. ("JI Alabama"), Southern Phenix and Wellington were merged into JI Alabama, and JICR ,TJB and GWI became subsidiaries of JI Alabama. Following the merger and associated name change, the operations which previously constituted Wellington were split into two divisions representing woven products and fiber products respectively. The manufacturing operations of JI Alabama were then organized in four divisions which were Fiber Products Division, Opp & Micolas Division, Southern Phenix Division, and Wellington Sears Division.

         On March 25, 1996, Johnston acquired all of the outstanding common shares of T.J. Beall Company (the "TJB Acquisition"), a cotton by-products broker located in West Point, Georgia. This acquisition was financed through the issuance of 325,000 shares of one cent ($.01) par value, nonvoting preferred stock of the Company, which had an estimated value of $3,250,000. Dividends accrued and were payable quarterly at a rate of $.125 per share per quarter.

         During the second quarter of 1997, the Company's management embarked on a restructuring (the "1997 Realignment") which further integrated operations of the former Wellington Sears Division into the Company's operations and eliminated the administrative infrastructure of the Wellington Sears Division. The 1997 Realignment included the Company's decision to cease weaving operations at Wellington's historic Langdale Plant, which included buildings dating back to 1866. The 1997 Realignment also included the alignment of manufacturing operations of Wellington's Columbus Plant with the former Opp and Micolas Division to form the Greige Fabrics Division and alignment of Wellington's Shawmut Finishing and Textest plants with the former Southern Phenix Division to form the Finished Fabrics Division. The resulting structure of JI Alabama includes three divisions which are the Greige Fabrics Division, the Finished Fabrics Division, and the Fiber Products Division plus one operating subsidiary, JICR. The 1997 Realignment returned the organization of the Company to a structure similar to the pre-1996 structure, vesting greater operating autonomy at division level and returning sales and marketing functions to the division level.

         On September 29, 1997 and in conjunction with the 1997 Realignment, the Company's management reached an agreement to sell the assets of T.J. Beall to a member of the Beall family. The sale was executed for consideration including surrender of the Series 1996 Preferred Stock and issuance, by the buyer, of a promissory note in the amount of $1,500,000 payable in annual installments over 5 years. This divestiture eliminated an operation which had been unprofitable during the Company's brief ownership and also eliminated large cyclical cash requirements inherent in the gin mote business.

         On September 22, 1995, the Board of Directors of Johnston authorized a change in the fiscal year from a period beginning July 1 and ending June 30 to a variable period ending on the Saturday nearest to December 31. Therefore, Johnston's fiscal period 1995 ended on December 30, 1995, its 1996 year ended on December 28, 1996 and its 1997 year ended on January 3, 1998.

         The Company's GWI subsidiary was a "small business development company" under the Small Business Investment Act of 1958 ("1958 Act") whose remaining portfolio investments currently are recorded as assets held for sale. On September 26, 1996, the Company repaid $14,500,000 of subordinated debentures issued by GWI and guaranteed by the United States Small Business Administration (the "SBA"), plus accrued interest thereon. On April 25, 1997, in consideration of the Company's exit of venture capital investment activities, the Board of Directors of GWI voted to return the SBIC license held by GWI to the SBA. At January 3, 1998, the Company's total assets attributable to its textile operations were approximately $230,278,000 and net assets attributable to the discontinued portfolio investment activities were approximately $4,510,000.

         The Company has developed and is implementing a business strategy designed to build upon its 1997 Realignment initiatives and to grow revenues and EBITDA. The key elements for implementing these strategies include (i) continued improvement in operating efficiencies, (ii) focus on niche market opportunities,
(iii) rationalize product offerings, and (iv) leverage customer relationships.

RESULTS OF OPERATIONS

YEAR ENDED JANUARY 3, 1998 COMPARED WITH THE YEAR ENDED DECEMBER 28, 1996

Continuing Operations

         Net sales for the year ended January 3, 1998 were $332,537,000 compared to $321,883,000 for the year ended December 28, 1996 reflecting an increase of $10,654,000 or approximately 3.3%. Net sales in the automotive market declined by $1,367,000 reflecting weaker demand for the Company's automotive products resulting in part from changing manufacturing process of automotive manufacturers. Sales of industrial fabrics remained at the reduced level exhibited in 1996, growing by only $988,000 for the year while sales of home furnishing fabrics grew by $8,484,000. Apparel fabrics sales increased by $6,844,000 as the Company capitalized on certain profitable opportunities resulting from changes in apparel styling which played to strengths in the Company's manufacturing capabilities. While such styling changes and the related increased demand are not expected to be permanent, apparel sales for 1997 grew by approximately 126% over 1996. Sales to specialty markets declined by $3,793,000 including declines of $2,300,000 in woven goods, $1,100,000 in fiber goods and $400,000 in composite reinforcement goods. These changes reflect the Company's woven operations emphasis on core industrial and home furnishings markets plus soft markets for cleaned fiber and garnet grades experienced by the Fiber Products Division coupled with a shortage of certain raw materials and loss of a customer. Sales to miscellaneous markets, which for 1997 represent 0.3% of the total sales, declined by $502,000 from the prior year.

         The Company's sales backlog was $69,447,000 and $88,462,000 at January 3, 1998 and December 28, 1996, respectively. The decrease primarily reflects the sale of T.J. Beall on September 29, 1997 which represented $16,287,000 of the total backlog at December 28, 1996. To a lesser degree, open orders at year end also declined as a result of the Company's discontinuing of certain unprofitable window covering products late in 1997 plus the Company's exit of sales yarn business at the Langdale facility where manufacturing activities ceased in the fourth quarter of 1997.

         Cost of sales increased in 1997 to $274,648,000 from $265,682,000 for the year ended December 28, 1996, largely due to the increase in sales discussed above. The gross margin declined slightly to approximately 17.4% for the 1997 fiscal year compared to approximately 17.5% for the 1996 fiscal year. Raw material costs, which remained at very high levels well into 1996, had significant negative impact on the gross margin for 1996. Fiscal year 1997 included operational inefficiencies associated with closure of the Langdale facility and relocation of selected equipment and products to other of the Company's facilities which reduced gross margin for 1997. Offsetting in part the negative effect of these factors was the reclasssification of certain product development and sample costs which for some divisions were included in cost of sales for 1996, but which for all divisions were charged to selling costs during 1997. This reclassification of expense causes a minor disparity when comparing gross margin between 1997 and 1996.

         Selling, general and administrative expenses of $27,923,000 for 1997 increased $3,010,000 from $24,913,000 in 1996. The increase is comprised of an increase of $1,593,000 in selling expenses and an increase of $1,417,000 in general and administrative expenses. The increased selling expenses reflects inclusion of sample costs and product development costs which had previously been classified as cost of sales for some but not all divisions. Increased general and administrative expenses primarily resulted from significant consulting fees incurred in 1997 in connection with the 1997 Realignment.

         Depreciation and amortization was $21,370,000 for fiscal year 1997 compared to $19,715,000 for fiscal year 1996. The increase reflects additional depreciation related to the Company's continued efforts to maintain competitive manufacturing capabilities through investment in state-of-the-art manufacturing equipment. Such commitment to manufacturing capabilities resulted in capital investments totaling $70,119,000 from July, 1994 to December, 1997.

         Management's decision to end manufacturing operations at the Company's historic Langdale facility and dispose of T.J. Beall was a significant part of the 1997 Realignment. This decision resulted in the transfer of selected equipment and products from the Langdale facility to newer and more efficient facilities within the Company and also resulted in recording of restructuring and impairment charges totaling $6,273,000 during 1997. Charges directly related to the Langdale facility included write-downs in valuation of property assets of $2,631,000, employee severance accruals of $140,000 and $249,000 for costs to relocate production equipment. The 1997 restructuring charges also included impairment losses of $179,000 and $11,000 for a retail store and for the Tarboro facility, respectively, both of which were ultimately sold during 1997 plus a $253,000 impairment loss for Jupiter's former office building in Rockville, Maryland which was held for sale at January 3, 1998 and subsequently sold on February 27, 1998. Other 1997 restructuring charges included the write off of $1,983,000 in goodwill associated with the T.J. Beall acquisition, $551,000 in costs associated with an abandoned software implementation and $276,000 in severance accruals resulting from realignment of divisions of JI Alabama.

         In connection with the Jupiter Acquisition, the Company decided to close the manufacturing facility located in Tarboro, North Carolina, which had been operated by Jupiter's Wellington Sears subsidiary (the "Tarboro Facility") in an effort to realign and consolidate certain operations, concentrate capital resources on more profitable operations and better position itself to achieve its strategic corporate objectives. All activities related to the closing of the Tarboro Facility were substantially completed in January 1997. The Tarboro Facility, which was sold in December 1997, was recorded at its estimated net realizable value at December 28, 1996. During the year ended December 28, 1996, the Company recorded restructuring charges totaling $4,743,000 which included $1,619,000 related to write-downs of accounts receivable and inventory, $705,000 for severance costs, $625,000 for relocating production equipment, $915,000 for actual operating losses and $879,000 for other costs related to the operation. Of these restructuring costs, $1,852,000 was recorded in the purchase accounting for the Jupiter Acquisition, with the remaining $2,891,000 recorded as an expense on the consolidated statement of income. Also, in 1996, the Company recorded a $200,000 impairment charge on Jupiter's former office building in Rockville, Maryland.

         Net Interest expense increased $2,019,000 for fiscal year 1997 to $12,904,000 from $10,885,000 for the fiscal year 1996. The increase was due to higher average borrowings during fiscal 1997 as compared to the 1996 fiscal year.

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

         The 1997 income tax benefit was at an effective rate of 26% versus a 1996 income tax provision at an effective rate of 36%. The reduced rate for the 1997 income tax benefit was mainly due to the write-off of goodwill related to the T.J. Beall acquisition.

Discontinued Operations

         Concurrent with the Jupiter Acquisition, the Company's management made the decision to discontinue the venture capital investment segment of Jupiter's operation. The segment was accounted for as a discontinued operation from April 1996 through June 1997 when the remaining investment portfolio was reclassified as a part of continuing operations. All prior periods have been restated accordingly. In accordance with Generally Accepted Accounting Principles, the net assets remaining from the discontinued venture capital investment segment were recorded as net assets of discontinued operations within current assets at December 28, 1996 and as assets held for sale, at January 3, 1998. For fiscal year 1997, a loss from discontinued operations of $11,000 was recorded net of income taxes benefit of $5,000 compared to 1996 when income from discontinued operations was $6,562,000 net of taxes of $6,190,000 and minority interest of $1,455,000. For the year ended December 28, 1996, net realized investment portfolio gain of $30,918,000 was primarily due to gains realized on the sale of the Company's investment in EMC Corporation, Viasoft, Fuisz Technologies and Zoll Medical during the year ended December 28, 1996. (See Note 2 of the consolidated financial statements for further discussion.)

         In connection with the 1996 Jupiter Acquisition and after considering the Company's plans to liquidate the Jupiter investment portfolio, the Company recorded a loss on disposal of the Jupiter investment portfolio of $980,000, net of income tax benefit of $2,504,000, which included a write down of the carrying value of the investment portfolio in the amount of $4,380,000, a gain of $1,584,000 on sale of Pay Telephone America, Ltd., and a reserve of $628,000 for phase out of Jupiter's operations. During 1997, a gain on disposal of $137,000 was recorded, net of taxes of $60,000, in settlement of actual charges against reserves included in the 1996 loss on disposal. (See Note 2 of the consolidated financial statements for further discussion.)

YEAR ENDED DECEMBER 28, 1996 COMPARED WITH THE TWELVE MONTHS ENDED DECEMBER 30, 1995

Continuing Operations

         Net sales for the year ended December 28, 1996 were $321,883,000 compared to $326,082,000 for the twelve months ended December 30, 1995 reflecting a decrease of $4,199,000 or approximately 1.3%. Net sales in the automotive market were relatively unchanged while sales in the home furnishings sector held steady despite the closing by the Company if its former Tarboro, North Carolina facility, which primarily produced home furnishings fabrics, and the loss in 1996 of the Company's largest customer due to a massive fire which destroyed the customer's manufacturing facility. The impact of the loss of sales to this customer has been substantially mitigated by increased sales of other home furnishings fabrics to new and existing customers, as well as by the development of alternative customers for a portion of the particular fabrics previously sold to such customer. Sales of industrial fabrics decreased by approximately $11,778,000 as a result of several factors including: (a) the Company's decision to cease production of certain fabrics (primarily number ducks and to a lesser extent certain rubber products and filtration fabrics) which were constructed from certain multi-ply yarns (3 ply and higher) and were manufactured on old and outdated equipment, (b) a decrease in commission finishing business, (c) a downward fluctuation in wiper cloth business, due to low margins, and (d) a decrease in sales of coated and laminated fabrics. Apparel fabrics sales decreased by approximately $4,661,000 reflecting the Company's continuing effort to de-emphasize sales of these historically low margin products in order to concentrate on the Company's more profitable fashion oriented home furnishings fabrics and value added finishing capabilities. Sales to specialty markets increased in 1996 by approximately $15,478,000. Such increase included $12,151,000 resulting from the acquisition of T.J. Beall. Increased sales to specialty markets were partially offset by sales declines in the Company's miscellaneous fabric market (such market accounted for 1% of the Company's total sales in 1996) which declined by $2,252,000 from the prior year.

         The Company's sales backlog was $88,581,000 and $64,399,000 at December 28, 1996 and December 30, 1995, respectively. The increase reflects the addition of T.J. Beall during 1996 and in general reflects a moderately strengthened market for some of the Company's products.

         Cost of sales decreased in 1996 to $265,682,000 from $272,202,000 for the twelve months ended December 30, 1995, largely due to the decrease in sales discussed above. The gross margin improved to approximately 17.5% for the 1996 fiscal year compared to approximately 16.5% for the twelve months ended December 30, 1995. Raw material costs, which reached unprecedented levels by mid-year 1995, remained at very high levels well into 1996. Although prices have now receded, inventories purchased at the higher levels continued to clear the manufacturing cycle through the third quarter, and the majority of the resulting improvement in cost of sales was not realized until late in the fourth quarter.

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

         Depreciation and amortization was $19,715,000 for fiscal year 1996 versus $16,995,000 for the twelve months ended December 30, 1995. This increase includes approximately $547,000 amortization of goodwill resulting from the Jupiter Acquisition and the T.J. Beall Acquisition, both of which were completed in 1996. The increase reflects additional depreciation related to the Company's step-up in basis of property, plant and equipment in connection with the Jupiter Acquisition and, additionally, the Company's continued efforts to maintain competitive manufacturing capabilities through investment in state-of-the-art manufacturing equipment. Such commitment to manufacturing capabilities resulted in capital investments totaling $73,198,000 from July, 1996 to December, 1996.

         In connection with the Jupiter Acquisition, the Company decided to close the manufacturing facility located in Tarboro, North Carolina, which had been operated by Jupiter's Wellington Sears subsidiary (the "Tarboro Facility") in an effort to realign and consolidate certain operations, concentrate capital resources on more profitable operations and better position itself to achieve its strategic corporate objectives. All activities related to the closing of the Tarboro Facility were substantially completed in January 1997. The Tarboro Facility, which was vacant and was held for sale at December 28, 1996. At December 28, 1996, the Tarboro Facility was recorded at its estimated net realizable value and was sold during 1997. During the year ended December 28, 1996, the Company recorded restructuring charges totaling $4,743,000 which included $1,619,000 related to write-downs of accounts receivable and inventory, $705,000 for severance costs, $625,000 for relocating production equipment, $915,000 for actual operating losses and $879,000 for other costs related to the operation. Of these restructuring costs, $1,852,000 was recorded in the purchase accounting for the Jupiter Acquisition, with the remaining $2,891,000 recorded as an expense on the consolidated statement of income. Also, in 1996, the Company recorded a $200,000 impairment charge on Jupiter's former office building in Rockville, Maryland.

         Net interest expense was up $2,616,000 for fiscal year 1996 to $10,885,000 from $8,269,000 for the twelve months ended December 30, 1995. The increase was due to the higher average borrowings and higher average rates during 1996 as compared to the twelve months ended December 30, 1995. The majority of increased borrowings were deployed to complete the acquisition of Jupiter.

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

Discontinued Operations

         Concurrent with the Jupiter Acquisition, the Company's management made the decision to discontinue the venture capital investment segment of Jupiter's operation. The segment was accounted for as a discontinued operation, and in accordance with Generally Accepted Accounting Principles, the net assets of the discontinued segment were recorded as a current asset on the consolidated balance sheet and were expected to be disposed of by June 30, 1997. The results of operations for Jupiter's venture capital investment ("venture capital") activities were recorded as discontinued operations for 1996. For fiscal year 1996, income from discontinued operations included net realized investment portfolio gains of $30,918,000, net unrealized investment portfolio losses of $14,072,000, equity in losses of Pay Telephone America ("PTA", a wholly owned subsidiary of Jupiter) of $201,000, operating costs of $2,117,000 and interest expense of $321,000. These aggregate components of income from discontinued operations are presented net of income taxes of $6,190,000 and minority interest of $1,455,000. For the year ended December 28, 1996, net realized investment portfolio gain was primarily due to gains realized on the sale of the Company's investment in EMC Corporation, Viasoft, Fuisz Technologies and Zoll Medical during the year ended December 28, 1996. (See Note 2 of the consolidated financial statements for further discussion.)

         In connection with the 1996 Jupiter Acquisition and after considering the Company's plans to liquidate the Jupiter investment portfolio, the Company recorded a loss on disposal of the Jupiter investment portfolio of $980,000, net of income tax benefit of $2,504,000, which included a write down of the carrying value of the investment portfolio in the amount of $4,380,000, a gain of $1,584,000 on sale of PTA, and a reserve of $628,000 for phase out of Jupiter's operations. (See Note 2 of the consolidated financial statements for further discussion.)

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

         Wellington recorded a $6,532,000 non-recurring charge to operations in December 1995 resulting from the write-down of property, plant, and equipment at the Tarboro Facility due to impairment. (See Note 3 of the consolidated financial statements for further discussion.)

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

         Jupiter carried its portfolio investments at market or fair value. Minority interest was recorded for the minority shareholders' proportionate share of the equity and earnings of Jupiter.

YEAR 2000 INITIATIVES

         As a result of computer programs being written using two digits rather than four to define the applicable year a concern commonly known as the Year 2000 ("Year 2000") issue has arisen globally. Any of the Company's computer programs and equipment that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company has systematically replaced older software applications, both purchased and developed in-house, with purchased software as to which the vendor has represented to be Year 2000 compliant or the vendor has indicated that subsequent releases will be Year 2000 compliant. This replacement program is ongoing and is an adjunct to the Company's normal systems improved efforts.

         Two major software replacement projects remain for the Company. Both projects involve replacing current systems with purchased systems that are Year 2000 compliant. The major software replacement project underway at the Company's Finished Fabrics Division will replace many of the major systems within that Division. After completion of the Finished Fabrics Division software replacement project, the Company intends to replace the major systems at its Fiber Products Division, which are considerably less sophisticated than the Finished Fabrics Systems.

         During the first quarter of 1998, management intends to adopt a formal review procedure of its systems and operations to determine what systems imbedded in the sophisticated production equipment or support equipment may be vulnerable to Year 2000 issues. This review will be followed with a formal communication program with equipment vendors to certify that the systems are year 2000 compliant. Remediation steps, if any, will be implemented. In addition, the Company screens all new equipment acquisitions to determine Year 2000 compliance.

         The Company also intends to adopt a formal communication program with significant suppliers and large customers and critical service providers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and that any failure to timely convert would not have a material adverse effect on the Company's systems.

         As a result of the upgrades described above and assuming the remaining projects are completed in satisfactory manner, management currently believes that the Year 2000 issue will not pose significant operational problems for the Company's computer systems. The Company anticipates completing the Year 2000 project no later than August, 1999. The cost of addressing the Year 2000 issues will be substantially absorbed in the normal budget for improvement in management information systems and by normal costs for administrative and technical employees. The Company does not anticipate incurring significant third party costs to test or reprogram systems, however the Company has from time to time retained contract programmers to work on discrete projects and will continue this practice into the foreseeable future. Management believes that the cost of Year 2000 modifications will not have a material effect on results of operations.

         There can be no guarantee that the software replacement projects will be successful or that the vendors supplying software to the Company will provide new software releases that are Year 2000 compliant. In addition, there can be no assurances that there will not be problems identified when screening production and support equipment and ancillary systems and that such problems will not have a material effect on the operating results.

EFFECTS OF INFLATION

         Management does not believe that inflation has had a material impact on the results of operations for the periods presented, except as related to sharply escalating raw material costs in fiscal 1995 and, the six months ended December 30, 1995, and the year ended December 28, 1996. These increases in raw material costs had a significant impact on the Company and the industry. Raw material prices have now receded and to the extent that general inflation affects its costs in the future, management believes that while no assurances can be given, the Company can generally offset such inflation by increasing prices if competitive conditions permit.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary needs for capital resources have been funded by borrowings under its bank credit agreement, which was entered into on March 28, 1996 and thereafter amended on June 28, 1996, February 28, 1997, December 18, 1987 and March 30, 1998 (the "Bank Credit Agreement"). These borrowings under the Bank Credit Agreement have been used to finance the purchase of the outstanding public shares of Jupiter (as discussed above), to refinance certain indebtedness, and to pay related fees and expenses related to the forgoing, and available borrowings will be used as needed to finance working capital and capital expenditures in the future.

         The Bank Credit Agreement is comprised of two term loan facilities ("A" and "B") and a revolving credit facility. Term loan facility A is a $40 million facility with a final maturity date of March 2001. Principal is repayable for the Company's year ending as follows: 1996 - $0, 1997 - $6 million, 1998 - $9.5 million, 1999 - $10 million, 2000 - $11.5 million, and 2001 - $871,000. The interest rate on these borrowings is 8% at January 3, 1998 which is based on a Base Rate, defined as the greater of the Federal Funds Rate plus 1/2 of 1%, or the prime commercial lending rate, plus 1 1/4% and is subject to change at the Company's option to a rate based on the London Interbank Offered Rate ("LIBOR") plus 2 1/2%. As of January 3, 1998, the outstanding borrowings under term loan facility A were $29,398,000.

         Term loan facility B is a $40 million facility with a final maturity date of March 2003. Principal is repayable for the Company's year ending as follows: 1996 - $0, 1997 - $375,000, 1998-2000 - $500,000 each year, 2001 -
$14,375,000, 2002 - $19 million, and 2003 - $1,379,000. The interest rate on these borrowings was 8.5% at January 3, 1998 based on a Base Rate, as defined, plus 1 3/4% and is subject to change at the Company's option to a rate based on LIBOR, plus 3%. As of January 3, 1998, the outstanding borrowings under term loan facility B were $33,642,000.

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

         The Credit Agreement was amended on June 28, 1996, February 27, 1997, December 18, 1997 and March 30, 1998 to modify certain covenants. Prior to execution of amendments on June 28, 1996 and February 27, 1997, the Company was in technical non-compliance with certain of its financial covenants. The December 18, 1997 and March 30, 1998 amendments were executed in anticipation of potential non-compliance. In addition to covenant modification, the March 30, 1998 amendment restated the amortization schedule for Term Loan A and Term Loan B, increased the interest rate by an additional .25% to 1%, and accelerated the maturity of the revolving credit facility and term loans to July 1, 2000. Scheduled Maturities under the facilities were reduced by $7,500,000 and $1,000,000 for 1998 and 1999, respectively. All past events of non-compliance, as described above, have been waived by the syndicate of lenders who are parties to the Credit Agreement.

         The March 30, 1998 amendment requires the Company to adopt new cash management procedures during the second quarter of 1998, which include establishing a lock-box and instructing customers to remit payments directly to the lock-box. It is anticipated that deposits into the lock-box will be applied daily against the Revolving Credit Facility, which management believes will generally enhance the Company's availability under the Revolving Credit Facility. As a result of this anticipated lock-box arrangement, Generally Accepted Accounting Principles require the Company to reclassify the Revolving Credit Facility, which has a maturity date of July 1, 2000, as a current liability.

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

         (See Notes 10 and 11 of the consolidated financial statements for an expanded discussion of financing agreements.)

         The net cash provided by operating activities for the year ended January 3, 1998 was $23,917,000 including $21,862,000 provided by continuing operations and $2,055,000 provided by discontinued operations. The cash provided by operating activities for fiscal 1997 reflects a net loss from continuing operations of $8,622,000 and cash used for reduction in current liabilities of $8,250,000 plus provision of cash by a $13,063,000 reduction in inventory and non-cash charges of $21,370,000, $1,490,000 and $5,748,000 for depreciation and amortization, provision for bad debts, and restructuring charges, respectively.

         Capital expenditures in continuing operations for the years ended January 3, 1996 and December 28, 1998 were $10,363,000 and $20,527,000, respectively. The decreased capital investment during 1998 is in response to the Company's scheduled repayments of outstanding debt during a year marked by restructuring activities which negatively impacted operating cash generation.

         During 1998, the Company repaid outstanding long-term debt of $17,173,000 while drawing $5,500,000 on its revolving credit line for a net decrease in long-term debt of $11,673,000. Dividends totaling $2,157,000 were paid through the second quarter of 1997 when the Company suspended dividends, subject to re-evaluation by the Board of Directors on a quarterly basis, in consideration of operating results and constrained liquidity.

         The operational inefficiencies and disappointing results which occurred prior to implementation of the 1997 Realignment and disruption from restructuring activities constrained cash generation during 1997. Cash provided by operating activities was used disproportionately for debt service, diluting the Company's ability to maintain its normal high level of capital spending. Initiatives to strengthen margins through improved operating efficiencies and product rationalization are expected by management to improve operating results which, when coupled with management's continued efforts to reduce debt service requirements, should offer improved liquidity. Management continues to pursue operational improvements and to evaluate alternative financing arrangements which would enhance liquidity while enabling growth through the Company's ability to generate cashflow.

         Although compliance with covenants under the March 30, 1998 amendment to the Credit Agreement must be monitored closely, and operational improvements must be achieved, management believes that funds generated from operations and funds available under the Credit Agreement will be sufficient to satisfy the Company's liquidity requirements for at least the next year. Management is actively pursuing leasing and other financing arrangements in order to enhance the Company's liquidity.

OTHER MATTERS

         The Company is periodically involved in legal proceedings arising out of the ordinary conduct of business. Management does not expect that they will have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's consolidated balance sheets as of January 3, 1998 and December 28, 1996, the related consolidated statements of operations, stockholders' equity and cash flows for the years ended January 3, 1998 and December 28, 1996, the six months ended December 30, 1995 and each of the two years in the period ended June 30, 1995, notes thereto and Independent Auditors' Report are reproduced in Exhibit 13(a). Supplementary Data under the caption "Quarterly Information" is reproduced in Exhibit 13(b).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF JOHNSTON INDUSTRIES, INC.

         The information required by Item 10 is incorporated by reference from the information in the Registrant's Proxy Statement (to be filed pursuant to Regulation 14A) for its 1998 annual meeting of stockholders, except as to biographical information on Executive Officers which is contained in Item 1 of this Annual Report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference from the information in the Registrant's Proxy Statement (to be filed pursuant to Regulation 14A) for its 1998 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated by reference from the information in the Registrant's Proxy Statement (to be filed pursuant to Regulation 14A) for its 1998 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference from the information in the Registrant's Proxy Statement (to be filed pursuant to Regulation 14A) for its 1998 annual meeting of stockholders.

                                    PART IV.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Consolidated Financial Statements

         The consolidated financial statements are filed herewith within Exhibit 13(a), as provided in Item 8 hereof:

         -Consolidated Balance Sheets as of January 3, 1998 and December 28,
         1996.

         -Consolidated Statements of Operations for the years ended January 3, 1998 and December 28, 1996, the six months ended December 30, 1995 and the fiscal year ended June 30, 1995.

         -Consolidated Statements of Stockholders' Equity for the years ended January 3, 1998 and December 28, 1996, the six months ended December 30, 1995 and the fiscal year ended June 30, 1995.

         -Consolidated Statements of Cash Flows for the years ended January 3, 1998 and December 28, 1996, the six months ended December 30, 1995 and for the fiscal years ended June 30, 1995.

         Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

         The following report and consolidated financial statement schedules are filed herewith as Exhibit 13(a).


         -Independent Auditors' Report

         -Schedule II - Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions or are inapplicable or because the information required is included in the Consolidated Financial Statements or notes thereto.

(a)(3) Reports on Form 8-K

         There were no reports on Form 8-K during the last quarter of the year ended January 3, 1998.

(a)(4) Listing of Exhibits

         The exhibits listed below are filed with or incorporated by reference into this annual report on Form 10-K.

 EXHIBIT NO.        DESCRIPTION OF EXHIBIT
 -----------        ----------------------
          3.1(a)    Certificate of Incorporation of Registrant(7).
             (b)    Certificate of Amendment of Registrant's
                    Certificate of Incorporation dated December 20, 1993(7).
          3.2       By-Laws of Registrant(7).
         10.2       Third Amended and Restated Credit and Security
                    Agreement dated as of January 31, 1995 among
                    Johnston Industries, Inc., Southern Phenix
                    Textiles, Inc., Opp and Micolas Mills, Inc.,
                    The Chase Manhattan Bank, N. A., NationsBank of
                    North Carolina, N. A. and Comerica Bank [Exhibit 10](6)
        +10.3       Registrant's Executive Insurance Plan, as amended
                    and restated effective May 21, 1984(7).
        +10.4       Letter to Participants dated March 1, 1989 in Registrant's
                    Executive Insurance Plan setting forth revisions thereto
                    [Exhibit 10.3(b)](7).
        +10.5       Registrant's Salaried Employees, Pension Plan,
                    as amended and restated effective July 1 1989
                    [Exhibit 10.4](2).
        +10.6       Amended and Restated Stock Incentive Plan for
                    Key Employees of the Registrant and its
                    Subsidiaries(7).
        +10.7       Employee Stock Purchase Plan effective October 15, 1990
                    (with 1991 and 1992 amendments) [Exhibit 10.5(b)(i)](3).
        +10.8       Amendment dated October 29, 1992 to Employee
                    Stock Purchase Plan [Exhibit 10.5(b)(ii)](4).
        +10.9       Amendment dated December 17, 1993 to Employee
                    Stock Purchase Plan [Exhibit 10.9(b)(iii)](7).
       +10.10       Amendment dated January 24, 1995 to Employee
                    Stock Purchase Plan [Exhibit 10.9(b)(iii)](7).
       +10.11       Employment Agreement with Gerald B. Andrews dated
                    as of October 17, 1992 [Exhibit 10.6(b)](4).
       +10.12       Employment Agreement with David L. Chandler
                    effective as of January 1, 1990 [Exhibit 10.6(d)(1)](3).
       +10.13       Trust Agreement dated as of February 12, 1991,
                    with Chemical Bank & Trust Company and David L.
                    Chandler [Exhibit 10.6(d)(2)](3).
       +10.14       Employment Agreement with Roger J. Gilmartin
                    dated April 22, 1993 [Exhibit 10.6(d)](4)
       +10.16       Employment Agreement with W. I. Henry dated as
                    of January 1, 1993 [Exhibit 10.6(f)](4).
       +10.17       Employment Agreement with John W. Johnson dated
                    January 27, 1993 [Exhibit 10.6(g)](4).
       +10.18       Johnston Industries, Inc. Deferred Payment Plan
                    Trust Agreement dated as of October 17, 1992
                    with First Alabama Bank & Trust Company [Exhibit 10.7](4)
       +10.19       Employment Agreement with Larry L. Galbraith

                    dated May 31, 1995.(9)
       +10.20       Employment Agreement with L. Allen Hinkle dated
                    May 26, 1995.(9)
        10.21       Agreement and Plan of Merger, dated August 16, 1995, among and between Johnston Industries, Inc., JI Acquisition Corp., and Jupiter National, Inc. [Exhibit 99.3](8).
        10.22       Bank Credit Agreement dated as of March 28, 1996
                    among Johnston Industries, Inc.,
                    Wellington Sears Company, Southern Phenix
                    Textiles, Inc., Opp and Micolas Mills, Inc.,
                    Johnston Industries Composite Reinforcements,
                    Inc., T.J. Beall Company and the banks named
                    therein, The Chase Manhattan Bank, N.A as
                    Administrative Agent, Chase Securities, Inc. as
                    Arranger, and Nationsbank, N.A. as Syndication Agent.(9)
        10.23       Amendment # 1 dated June 28, 1996 to Bank Credit Agreement.(10)
        10.24       Amendment # 2 dated February 28, 1997 to Bank Credit Agreement.(10)
       +10.25       Employment Agreement with James J. Murray dated September 15, 1997.(11)
        10.26       Amendment # 3 dated December 18, 1997 to Bank Credit Agreement.
       +10.27       Employment Agreement with D. Clark Ogle dated March 20, 1998.
        10.28       Amendment # 4 dated April 2, 1998 to Bank Credit Agreement.
                    (To be filed by amendment)
           11       Statement of Computation of Per Share Earnings
                    for the year ended December 28, 1996, the six months ended
                    December 30, 1995 and the years ended June 30, 1995 and
                    1994.
           13(a)    Consolidated balance sheets as of December 28,
                    1996 and December 30, 1995, the related
                    consolidated statements of operations,
                    stockholders' equity and cash flows for the year
                    ended December 28, 1996, the six months ended
                    December 30, 1995 and each of the
                    two years in the period ended June 30, 1995,
                    notes thereto and Independent Auditors'
                    Report and related financial statement schedule.
             (b)    Supplementary Data captioned "Quarterly Information"
           21       List of Subsidiaries of Registrant.
           23       Consent of Deloitte & Touche LLP.
           27       Financial Data Schedule as of January 3, 1998 (for SEC use only)

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

(6) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(7) Previously filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

(8)      Previously filed with the Company's Form 8-K on August 21, 1995.

(9) Previously filed with the Company's Annual Report on Form 10-K for the transition period ended December 30, 1995.

(10) Previously filed with the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

(11) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997.

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


                                    JOHNSTON INDUSTRIES, INC.

Date:  April 3, 1998                By:  /s/ David L. Chandler
                                         ------------------------------
                                         David L. Chandler
                                         Chairman

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


         SIGNATURE                               TITLE                                   DATE
         ---------                               -----                                   ----
/s/ David L. Chandler                  Chairman of the Board and                    April 3, 1998
--------------------------------       Director
David L. Chandler

/s/ D. Clark Ogle                      President and                                April 3, 1998
--------------------------------       Chief Executive Officer
D. Clark Ogle                          (Principal Executive Officer)

/s/ J. Reid Bingham                    Director                                     April 3, 1998
--------------------------------
J. Reid Bingham

/s/ John A. Friedman                   Director                                     April 3, 1998
--------------------------------
John A. Friedman

/s/ William J. Hart                    Director                                     April 3, 1998
--------------------------------
William J. Hart

/s/ Gaines R. Jeffcoat                 Director                                     April 3, 1998
--------------------------------
Gaines R. Jeffcoat

/s/ James J. Murray                    Chief Financial Officer                      April 3, 1998
--------------------------------       (Principal Financial and
James J. Murray                        Accounting Officer)


--------------------------------------------------------------------------------