Form 10-Q
period 1998-04-04
JOHNSTON INDUSTRIES INC
filed 1998-05-18
CIK 41017

                                   FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

[X] For the quarterly period ended April 4, 1998
    --------------------------------------------

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

Yes  [X]       No       [ ]



The number of shares outstanding of the Registrant's Common Stock as of April 4, 1998 was 10,742,772 shares.

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                                            PAGE(S)
ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                    Condensed Consolidated Balance Sheets                                       3

                    Condensed Consolidated Statements of Operations                             4

                    Condensed Consolidated Statements of Cash Flows                           5-6

                    Notes to Condensed Consolidated Financial Statements                     7-11

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                                     12-17

                                     PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                                                18

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                                 18

              SIGNATURE PAGE                                                                   19

              EXHIBIT 11 - STATEMENT OF COMPUTATION OF
                    EARNINGS PER SHARE                                                         20

              EXHIBIT 27 - FINANCIAL DATA SCHEDULE
                    (For SEC Use Only)                                                         21

                         PART I - FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              APRIL 4,          JANUARY 3,
                                                                1998               1998
                                                              --------          ----------
ASSETS                                                      (UNAUDITED)
CURRENT ASSETS:
   Cash and Cash Equivalents                                  $     372         $   2,284
   Accounts and Notes Receivable net of Allowance for
      Doubtful Accounts of $2,027 and $2,016                     39,449            34,283
   Inventories                                                   50,002            51,083
   Income Taxes Receivable                                        5,036             4,838
   Deferred Income Taxes                                            507               406
   Assets Held for Sale                                           4,510             5,010
   Prepaid Expenses and Other                                     4,728             5,200
                                                              ---------         ---------
      Total Current Assets                                      104,604           103,104

Property, Plant and Equipment-Net                               112,283           113,783

Goodwill                                                         11,320            11,477
Intangible Asset-Pension                                          1,882             1,882
Other Assets                                                      4,300             4,542
                                                              ---------         ---------

Total Assets                                                  $ 234,389         $ 234,788
                                                              =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts Payable                                           $  16,817         $  17,088
   Accrued Expenses                                              12,346            10,264
   Revolving Credit Loan                                         73,750            73,995
   Current Maturities of Long-Term Debt                           4,264             3,393
                                                              ---------         ---------
      Total Current Liabilities                                 107,177           104,740

Long-Term Debt - Less Current Maturities                         59,553            61,688
Other Liabilities                                                 9,404             9,022
Deferred Income Taxes                                            10,066            10,214

STOCKHOLDERS' EQUITY:
   Common Stock, Par Value $.10 per share; Authorized,
      20,000,000 Shares; Issued 12,467,691                        1,246             1,246
   Additional Paid-In Capital                                    21,445            21,445
   Retained Earnings                                             33,523            34,458
                                                              ---------         ---------
      Total                                                      56,214            57,149
   Less Treasury Stock; 1,724,919 shares                         (8,025)           (8,025)
                                                              ---------         ---------

      Total Stockholders' Equity                                 48,189            49,124
                                                              ---------         ---------

Total Liabilities and Stockholders' Equity                    $ 234,389         $ 234,788
                                                              =========         =========

See notes to Condensed Consolidated Financial Statements

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                         FOR THE THREE MONTHS ENDED
                                                                         --------------------------
                                                                         APRIL 4,         MARCH 29,
                                                                           1998             1997
                                                                         --------         ---------
Net Sales                                                                $ 79,839         $ 86,778
                                                                         --------         --------
Costs and Expenses:
Cost of Sales, excluding Depreciation and Amortization                     64,967           69,779
Selling, General and Administrative                                         7,053            6,164
Depreciation and Amortization                                               5,250            5,340
Restructuring and Impairment Charges                                          100             --
                                                                         --------         --------
Total Costs and Expenses                                                   77,370           81,283
                                                                         --------         --------
Income from Operations                                                      2,469            5,495

Other Expenses (Income):
   Interest Expense                                                         3,213            3,409
   Interest Income                                                            (79)            (356)
   Other-Net                                                                  668             (130)
                                                                         --------         --------
      Total Other Expenses - Net                                            3,802            2,923

Realized and Unrealized Investment Loss                                      --                (26)
                                                                         --------         --------

Income (Loss) from Continuing Operations before Tax Provision              (1,333)           2,546


Provision (Benefit) for Income Taxes                                         (398)             996
                                                                         --------         --------
Income (Loss) from Continuing Operations                                     (935)           1,550

DISCONTINUED OPERATIONS:
Loss from Discontinued Operations of Jupiter National net of
   applicable income tax benefit of $8                                       --                (17)
Loss on Disposal of Jupiter National net of applicable income tax
   benefit of $5                                                             --                 (9)
                                                                         --------         --------
Loss from Discontinued Operations                                            --                (26)
                                                                         --------         --------

Net Income (Loss)                                                            (935)           1,524

Dividends on Preferred Stock                                                 --                 41
                                                                         --------         --------

Net Income (Loss) Available to Common Stockholders                       $   (935)        $  1,483
                                                                         ========         ========

Earnings (Loss) Per Common Share-Basic:
   Earnings (Loss) from Continuing Operations                            $  (0.09)        $   0.14
   Discontinued Operations                                                    --               --
                                                                         --------         --------
      Net Earnings (Loss) Per Common Share-Basic                         $  (0.09)        $   0.14
                                                                         ========         ========

Dividends Per Share                                                      $   --           $   0.10
                                                                         ========         ========
Weighted Average Number of Common and
   Common Equivalent Shares Outstanding (in thousands)                     10,743           10,710
                                                                         ========         ========

See notes to Condensed Consolidated Financial Statements

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                                        FOR THE THREE MONTHS ENDED
                                                                        --------------------------
                                                                         APRIL 4,        MARCH 29,
                                                                          1998             1997
                                                                        ---------        ---------
OPERATING ACTIVITIES:
CONTINUING OPERATIONS:
   Net Income (Loss) from Continuing Operations                          $  (935)        $ 1,550
   Adjustments to Reconcile Net Income from Continuing Operations to Net Cash Provided by (Used in) Operating Activities:
      Depreciation and Amortization                                        5,250           5,340
      Provision for Bad Debts                                                143             104
      Loss on Disposal of Fixed Assets                                        39            --
      Net Unrealized Loss on Portfolio Investments                          --                26
      Changes in Assets and Liabilities:
         Accounts and Notes Receivables                                   (5,309)         (6,741)
         Inventories                                                       1,081          (2,213)
         Deferred Income Taxes                                              (249)            332
         Prepaid Expenses and Other Assets                                   584             154
         Accounts Payable                                                   (588)           (742)
         Accrued Expenses                                                  2,082             761
         Income Taxes Receivable                                            (198)            376
         Other Liabilities                                                   382             (62)
         Other-Net                                                           301            --
                                                                         -------         -------

         Total Adjustments                                                 3,518          (2,665)
                                                                         -------         -------

         Net Cash Provided by (Used in) Continuing Operations              2,583          (1,115)


DISCONTINUED OPERATIONS:
   Loss from Discontinued Operations                                        --               (17)
   Loss on Disposal of Discontinued Operations                              --                (9)
   Cash Used in Discontinued Operations                                     --              (189)
   Items not Affecting Cash - Net                                           --                26
                                                                         -------         -------

         Net Cash Used in Discontinued Operations                           --              (189)
                                                                         -------         -------

         Net Cash Provided by (Used in) Operating Activities               2,583          (1,304)


INVESTING ACTIVITIES:
CONTINUING OPERATIONS:
   Additions to Property, Plant and Equipment                             (3,922)         (2,270)
   Decrease in Non-Operating Accounts Payable                                317          (1,207)
   Sale of Assets Held for Sale                                              630            --
                                                                         -------         -------

      Net Cash Used in Investing Activities                               (2,975)         (3,477)

                                                                       Continued

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          -----------------------------------------------------------
                           (IN THOUSANDS OF DOLLARS)

                                                                FOR THE THREE MONTHS ENDED
                                                                --------------------------
                                                                APRIL 4,        MARCH 29,
                                                                  1998            1997
                                                                --------        ---------
FINANCING ACTIVITIES:
CONTINUING OPERATIONS:
   Principal Payments of Debt                                     (5,220)           (130)
   Borrowings under Revolving Line of Credit Arrangement           3,700           3,500
   Proceeds from Issuance of Common Stock                           --                36
   Dividends Paid                                                   --               (41)
                                                                 -------         -------

      Net Cash Provided by (Used in) Financing Activities         (1,520)          3,365

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (1,912)         (1,416)

CASH AND CASH EQUIVALENTS
   Beginning of Period                                             2,284           1,720
                                                                 -------         -------

   End of Period                                                 $   372             304
                                                                 =======         =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash Paid During the Three Months for:
      Interest                                                   $ 2,632           3,287
                                                                 =======         =======

      Income Taxes                                               $    51              94
                                                                 =======         =======

See notes to Condensed Consolidated Financial Statements              Concluded

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements for the three months ended April 4, 1998 and March 29, 1997 are unaudited. The April 4, 1998 statements include the accounts of Johnston Industries, Inc. ("Johnston"), its direct wholly owned subsidiary, Johnston Industries Alabama, Inc. ("JI Alabama") and its indirect wholly owned subsidiaries, Johnston Industries Composite Reinforcements, Inc. ("JICR") and Greater Washington Investments, Inc. ("GWI") (collectively, the "Company").

         The March 27, 1997 statements include the accounts of Johnston, JI Alabama, JICR, GWI and JI Alabama's former wholly owned subsidiary, T.J. Beall Company ("TJ Beall").

         In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments and disclosures which are necessary for a fair presentation. All such adjustments, other than those relating to restructuring and loss on impairment, are of a normal recurring nature. Operating results for the three months ended April 4, 1998 are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 1998. Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for year ended January 3, 1998.

2.       ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 129, "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about an entity's capital structure and is effective for periods ending after December 15, 1997. The Company has adopted this statement effective for the first quarter of 1998.

         In February 1997, the Financial Accounting Standards Board issued SFAS 130 "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, gains, expenses, losses) in a full set of general purpose financial statements and is effective for financial statements for periods beginning after December 15, 1997. The Company has adopted this statement effective for the first quarter of 1998. For the three months ended April 4, 1998 and March 29, 1997, there are no differences between comprehensive income and net income.

         In June 1997, the Financial Accounting Standards Board issued SFAS 131 "Disclosure about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company is required to present the segment disclosures in the current fiscal year, however, disclosure in interim financial reports issued to shareholders is not required during the year of adoption. This statement is effective for financial statements for periods beginning after December 15, 1997.

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement, which provides guidance on accounting for the costs of computer software developed or obtained for internal use, defines "internal-use," provides guidance for determination of capital and expense costs, and is effective for fiscal years beginning after December 15, 1998, but earlier adoption is encouraged. The Company has adopted this statement effective for the first quarter of 1998.

3.       DISCONTINUANCE OF THE VENTURE CAPITAL SEGMENT

         Concurrent with the acquisition of Jupiter National, Inc. (the "Jupiter Acquisition") in March 1996, the Company's management made the decision to discontinue the venture capital investment segment of Jupiter's operation. Through June 28, 1997, the segment was accounted for as discontinued operations, and in accordance with Generally Accepted Accounting Principles, the net assets of the discontinued segment were recorded as an asset on the consolidated balance sheet and were expected to be disposed of by June 1997. During that period, the results of operations for Jupiter's venture capital investment activities have been recorded as discontinued operations.

         At June 28, 1997, the remaining portfolio investments were reclassified from net assets of discontinued operations to assets held for sale on the consolidated balance sheet. Beginning with the quarter ended June 28, 1997, the results of continuing operations for these remaining portfolio investments have been reported as income from continuing operations on the consolidated statements of operations and prior periods presented have been restated accordingly.

         For the three months ended March 29, 1997, the loss from discontinued operations was $17,000 net of income tax benefit of $8,000.

         Also for the three months ended March 29, 1997, the loss on disposal of Jupiter was $9,000 net of income tax benefit of $5,000.

4.       T.J. BEALL COMPANY

         On March 25, 1996, the Company acquired all of the outstanding common stock of TJ Beall, a broker in cotton by-products located in West Point, Georgia for shares of nonvoting convertible preferred stock with an estimated value of $3,250,000. In September 1997, an agreement was reached culminating in the sale of substantially all of the assets and current liabilities of TJ Beall back to the Beall family.

5.       RESTRUCTURING CHARGES AND LOSSES ON IMPAIRMENT

         During the Second Quarter of 1997, the Company announced its plan to cease manufacturing operations at its Langdale Facility, close its Outlet Store in West Point, Georgia and realign its divisions. The Langdale Facility had contained both weaving operations and yarn manufacturing operations. The yarn manufacturing operations were eliminated while selected equipment and associated product offerings of the weaving operations were relocated to other of the Company's facilities. The remainder of the weaving operation at the Langdale Facility was closed. The Langdale Facility will be retained as warehouse, distribution and potential future manufacturing space for JI Alabama's Fiber Products Division. The sale of the Outlet Store building closed during December 1997. Beginning in the third quarter of 1997 and continuing through the first quarter of 1998, severance reserves were accrued to restructuring costs as employees were notified of the elimination of their jobs. During the First Quarter of 1998, the Company recorded restructuring charges totaling $100,000 which included $175,000 in severance costs related to closure of the Langdale Facility and the 1997 realignment of divisions plus a favorable adjustment of $75,000 to the impairment reserve for Jupiter's former office building in Rockville, Maryland, which was sold in February 1998.

6.       INVENTORIES

         Inventories consisted of the following at April 4, 1998 and January 3, 1998:

                                              APRIL 4, 1998       JANUARY 3, 1998
                                              -------------       ---------------

Inventories-FIFO Cost Flow Assumption
     Finished Goods                            $ 28,354,000         $ 30,367,000
     Work-In Process                             11,375,000           10,581,000
     Raw Materials and Supplies                  13,677,000           13,607,000
                                               ------------         ------------
                                                 53,406,000           54,555,000
Less LIFO Reserve                                (3,404,000)          (3,472,000)
                                               ------------         ------------
Inventories - LIFO Cost Flow Assumption        $ 50,002,000         $ 51,083,000
                                               ============         ============

7.       LONG-TERM FINANCING AND SHORT-TERM BORROWINGS

         Long-term debt and short-term borrowings consisted of the following at April 4, 1998 and January 3, 1998:

                                       APRIL 4, 1998         JANUARY 3, 1998
                                       -------------         ---------------
Term Loans                             $  62,336,000         $  63,040,000
Revolving Credit Loan                     73,750,000            73,995,000
Purchase Money Mortgage Debt                 979,000             1,000,000
Industrial Development Note
  (net of unamortized discount)              502,000               491,000
Other Loans (mortgage)                             0               550,000
                                       -------------         -------------
Total                                    137,567,000           139,076,000
  Less Current Maturities                 (4,264,000)           (3,393,000)
  Less Revolving Credit Loan
    classified as Current                (73,750,000)          (73,995,000)
                                       -------------         -------------
                                       $  59,553,000         $  61,688,000
                                       =============         =============


         Bank Credit Agreement

         The Company's has a credit agreement with a syndicate of lenders (the "Bank Credit Agreement"), which was entered into on March 28, 1996. The Bank Credit Agreement, as amended to date, provides aggregate loans of up to $160,000,000 including a revolving credit loan (the "Revolving Credit Facility") of up to $80,000,000, a term loan for $40,000,000 ("Term Loan A") and a term loan for an additional $40,000,000 ("Term Loan B"). The maturity date for all borrowings under the Bank Credit Agreement is July 1, 2000.

         As of April 4, 1998, the Company had outstanding borrowings under the Bank Credit Agreement of $136,086,000 and availability under the Revolver of $4,168,000. Upon the sale in February 1998, of Jupiter's former office in Rockville, Maryland, the $550,000 mortgage associated with that property was discharged.

         Covenants and Restrictions

         Under the terms of the Bank Credit Agreement, substantially all assets are pledged as collateral for the borrowings under the Bank Credit Agreement. The Bank Credit Agreement requires the Company to maintain certain financial ratios and specified levels of tangible net worth, places a limit on the Company's level of capital expenditures and its ability to effect certain types of mergers or acquisitions, and permits the Company to pay dividends on its Common Stock provided certain financial tests are met. Accordingly, at April 4, 1998, the Company was not permitted to declare and pay dividends.

         The Bank Credit Agreement has been amended several times to modify certain covenants, the latest amendment of which was executed on March 30, 1998 (the "1998 Amendment") to modify certain covenants. Prior to the execution of these amendments, the Company was in technical noncompliance with certain of the financial covenants contained therein or noncompliance was considered to be imminent. In addition to covenant modifications, the 1998 amendment also included increases in interest rates ranging from 1/4% to 1% over the existing rates to take effect April 5, 1998, revision of the final maturity date for all obligations under the Bank Credit Agreement and modifications to the scheduled repayment of term loans which decreased quarterly payments for 1998 and 1999. All past events of noncompliance as described above have been waived by the syndicate of lenders who are parties to the Bank Credit Agreement. The Company continues to explore alternatives which would reduce the likelihood of future non-compliance with the covenants of the Bank Credit Agreement, including restructuring the long-term debt. Management believes that it will be successful in these efforts. However, no assurance can be given that an acceptable alternative can be agreed upon or that any amendment or restructuring can be achieved on terms acceptable to the Company.

         In connection with the 1998 Amendment, approximately $480,000 of deferred costs were charged to Other net during the first quarter of 1998. This amount represents the net of original costs, which were to be amortized over the term of the Bank Credit Agreement, and the amortization to date at March 30, 1998. New deferred costs of approximately $647,000 were recorded in connection with the 1998 Amendment and will be amortized over the remaining term of the Bank Credit Agreement which now matures on July 1, 2000.

         The 1998 Amendment requires the Company to adopt new cash management procedures during the second quarter of 1998. The new procedures include establishing a lock-box for customers remittance of payments which will be applied daily against the Revolving Credit Facility, and which management believes will generally enhance the Company's availability under the Revolving Credit Facility. As a result of this anticipated lock-box arrangement and in compliance with the Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subject Acceleration Clause and a Lock-Box Arrangement," the revolving credit loan, which has a maturity date of July 1, 2000, has been classified as a current liability.

         The Bank Credit Agreement requires the Company to prepay the principal installments on Term Loan A and Term Loan B, in inverse order of the scheduled maturities, from the net cash proceeds from the sale or liquidation of the remaining venture capital portfolio investments.

8.       EARNINGS PER SHARE

         Earnings per share is not presented on a diluted basis as the effect of dilutive securities was either anti-dilutive due to net losses or was immaterial for the periods presented.

9.       INCOME TAXES

         The benefit for income taxes from continuing operations as computed under SFAS No. 109, "Accounting for Income Taxes", is comprised of the following for the three months ended April 4, 1998 and March 29, 1997:

                                                                                1998             1997
                                                                                ----             ----
     Federal:

         Current                                                            $(207,000)        $ 270,000
         Deferred                                                            (178,000)          617,000
                                                                            ---------         ---------
                                                                             (385,000)          887,000
     State:

         Current                                                                4,000            35,000
         Deferred                                                             (17,000)           74,000
                                                                            ---------         ---------
                                                                              (13,000)          109,000

     Provision (benefit) for income taxes                                   $(398,000)        $ 996,000
                                                                            =========         =========

         The reconciliation of the Company's effective income tax rate to the Federal statutory rate from continuing operations of 34% for the three months ended April 4, 1998 and March 29, 1997 follows:

                                                         1998               1997
                                                         ----               ----
Federal income taxes at statutory rate                $(453,000)         $ 866,000
State income taxes, net of Federal tax benefit          (10,000)            72,000
Amortization of Goodwill                                 53,000             62,000
Other - Net                                              12,000             (4,000)
                                                      ---------          ---------
                                                      $(398,000)         $ 996,000
                                                      ---------          ---------
Effective rate                                             29.9%              39.1%
                                                      =========          =========

         The effective tax rates in 1998 and 1997 were distorted by the amortization of goodwill, which is not tax deductible.

10.      SUBSEQUENT EVENT

         On Friday, April 17, 1998, a tornado struck the Company's Opp Mill in Opp, Alabama, damaging the structure's roof and outside walls as well as damaging certain inventory, electronic controls and production equipment contained within the facility. The Opp Mill, which runs a seven day, 24 hour production schedule, resumed partial production by the close of business on Monday, April 20, 1998 and had all major equipment, including 182 air-jet looms, back in service by Friday, April 24, 1998. Management believes that substantially all losses associated with this storm will be recovered through property and business interruption insurance, however, no assurances can be given as to when or whether acceptable settlements will be reached with the Company's insurance provider.

11.      RELATED PARTY TRANSACTIONS

         Redlaw Industries, Inc. ("Redlaw"), a stockholder, is the commissioned sales agent for the Company for substantially all sales of the Company's products into Canada under the terms of a non-exclusive sales agency agreement. For the three months ended April 4, 1998, there were no sales to Redlaw. As of April 4, 1998 commissions payable to Redlaw were $34,282. Johnston maintains inventory at a public warehouse in Ontario, Canada which is supervised by Redlaw. At April 4, 1998, there was approximately $245,493 of inventory located at the warehouse in Canada.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The accompanying condensed consolidated financial statements for the three months ended April 4, 1998 and March 29, 1997 are unaudited. The April 4, 1998 statements included the accounts of Johnston Industries, Inc. ("Johnston"), its direct wholly owned subsidiary, Johnston Industries Alabama, Inc. ("JI Alabama") and its indirect wholly owned subsidiaries, Johnston Industries Composite Reinforcements, Inc. ("JICR") and Greater Washington Investments, Inc.
("GWI") (collectively, the "Company").

The March 27, 1997 statements include the accounts of Johnston, JI Alabama, JICR, GWI and JI Alabama's former indirect wholly owned subsidiary, T.J. Beall Company ("TJ Beall").

Concurrent with the acquisition of Jupiter National, Inc. (the "Jupiter Acquisition") in March 1996, the Company's management made the decision to discontinue the venture capital investment segment of Jupiter's operation. Through June 28, 1997, the segment was accounted for as discontinued operations, and in accordance with Generally Accepted Accounting Principles, the net assets of the discontinued segment were recorded as an asset on the consolidated balance sheet and were expected to be disposed of by June 1997. During that period, the results of operations for Jupiter's venture capital investment activities were recorded as discontinued operations.

At June 28, 1997, the remaining portfolio investments were reclassified from net assets of discontinued operations to assets held for sale on the consolidated balance sheet. Beginning with the quarter ended June 28, 1997, the results of continuing operations for these remaining portfolio investments have been reported as income from continuing operations on the consolidated statements of income and prior periods presented have been restated accordingly.

RESULTS OF OPERATIONS

The integration of the Company's former Wellington Sears operations into its Greige Fabrics and Finished Fabrics Divisions was substantially completed by April 4, 1998. Net sales for this quarter declined from the levels reported for the quarter ended March 29, 1997 reflecting the Company's elimination of unprofitable operations and product lines during the second half of 1997 as well as weakness in certain bedding and upholstery markets serviced by the Finished Fabrics Division. Events occurring during the second half of 1997 which are reflected in the lower sales for the first quarter of 1998 as compared to such period in 1997 include closure of the Langdale facility formerly operated by Wellington Sears, the sale of TJ Beall, and discontinuance of certain window covering products. Selected equipment and certain of the products from the Langdale facility were transferred to other of the Company's manufacturing facilities. Some weakness in sales of upholstery fabrics for the first quarter of 1998 is attributed to customer reaction to shipping delays during the relocation of production from the closed Langdale facility to other of the Company's facilities during the second half of 1997. Management believes customer reaction to the relocation of Langdale production to be temporary. Further, in response to changing consumer preferences away from the Company's rayon upholstery, the Finished Fabrics Division has developed new cotton and poly/cotton programs, and a "quick response" delivery program, but their full impact has not yet been realized. The Company has continued to focus on elimination of low volume upholstery styles and redesign of existing styles to achieve greater manufacturing efficiencies.

Net sales for the three months ended April 4, 1998 were $79,839,000 compared to $86,778,000 for the quarter ended March 29, 1997 reflecting a 8% decrease of $6,939,000. Sales of automotive fabrics increased by $474,000 (19.5%) while sales of industrial fabrics decreased approximately $1,493,000 (8.2%) compared to the first quarter of 1997. Reduced sales to a major industrial fabrics customer for the first quarter of 1998 reflects discontinuance by the customer of a non-woven product plus a temporary decline in demand during the customer's upgrade of their production facility. Sales of home furnishing fabrics declined by $2,221,000 (4.4%) resulting largely from factors described above plus, to a lesser degree, weakness in demand for flocking substrate. Growth in sales of napery products offset in part some of the declines recorded for upholstery and flocking substrate. Sales of apparel fabrics increased by $1,055,000 over the first quarter of 1997, but had declined by $961,000 from the fourth quarter of 1997, as a result of the conclusion of certain short term opportunities during the latter half of 1997 for higher margin apparel fabrics. Sales to specialty markets during the first quarter of 1997 included $3,750,000 for TJ Beall which was sold at the end of September 1997. Aside from the impact of the TJ Beall sale, sales to specialty markets, which largely include the Company's Fiber Products and Composite Reinforcements divisions, remained even with the prior period. Fiber Products experienced an increase in sales of reprocessed waste products which partially offset declines due to its exit of sales yarn operations in conjunction with closure of the Langdale facility. During the first quarter of 1998 JICR recorded 32.1% sales growth over the first quarter of 1997, principally in sales for recreation products and for marine applications. Sales to miscellaneous markets declined by $982,000 (68.3%) as a result of the Finished Fabrics Division's planned exit of certain marine fabrics and the commission drapery coating business.

The sales backlog of the Company was $74,352,000 at April 4, 1998 compared to $69,447,000 at January 3, 1998 and $92,636,000 at March 29, 1997. After
excluding the TJ Beall backlog of $17,671,000, the comparable sales backlog for remaining operations at March 29, 1997 was $74,965,000. Order backlog for the Fiber Products Division has improved from the levels at the end of the first quarter of 1997 and strengthened considerably from the level at January 3, 1998. January 3, 1998 coincided with the conclusion of a period, for Fiber Products, under a long term contract for procurement of a raw materials and the April 4, 1998 level of backlog reflects the impact of the new period under the contract and associated raw material supply. Orders for Composite Reinforcement fabrics also have strengthened as reflected in sales growth noted above. Order backlog for home furnishings fabrics fell from the first quarter of 1997 due to transitional activities in upholstery production and programs, as described above, and also due to the Company's planned exit of certain window coverings products.

Cost of sales for the quarter ended April 4, 1998 was $64,967,000, declining $4,812,000 from $69,779,000 for the quarter ended March 29, 1997. The reduction in cost of sales is principally attributable to the decline in sales resulting from certain reduced demand as described above. Gross margin declined from 19.6% for the first quarter of 1997 to 18.6% for the first quarter of 1998. The principal causes of the decline in gross margin were reduced net sales at the Finished Fabrics Division and high levels of returns and customer deductions associated with product lines which are being discontinued. Offsetting in part the decline in margins was the reclassification of costs for corporate human resources functions which were included in costs of sales for 1997, but have been included in general and administrative costs for 1998.

Selling, general and administrative expenses increased from $6,164,000 for the quarter ended March 29, 1997 to $7,053,000 for the quarter ended April 4, 1998. Significant components of this increase include approximately $220,000 in cost of corporate human resources functions which were charged to cost of sales during 1997 and $300,000 in professional fees incurred in the first quarter of 1998 for services which had not been utilized in the first quarter of 1997.

During the Second Quarter of 1997, the Company announced its plan to cease manufacturing operations at its Langdale Facility, close its Outlet Store in West Point, Georgia and realign its divisions. The Langdale Facility had contained both weaving operations and yarn manufacturing operations. The yarn manufacturing operations were eliminated while selected equipment and associated product offerings of the weaving operations were relocated to other of the Company's facilities. The remainder of the weaving operation at the Langdale Facility was closed. The Langdale Facility will be retained as warehouse, distribution and potential future manufacturing space for JI Alabama's Fiber Products Division. The sale of the Outlet Store building closed during December 1997. Beginning in the third quarter of 1997 and continuing through the first quarter of 1998, severance reserves were accrued to restructuring costs as employees were notified of the elimination of their jobs. During the First Quarter of 1998, the Company recorded restructuring charges totaling $100,000 which included $175,000 in severance costs related to closure of the Langdale Facility and the 1997 realignment of divisions plus a favorable adjustment of $75,000 to the impairment reserve for Jupiter's former office building in Rockville, Maryland which was sold in February 1998.

Depreciation and amortization expense for the three months ended April 4, 1998 was $5,250,000 compared to $5,340,000 for the three months ended March 29, 1997. The decline of $90,000 is principally due to the reduction in depreciable assets from the sale of the assets of TJ Beall in September 1997 and also from the closure of the Langdale facility which was completed in the fourth quarter of 1997. The decline was partially offset by the impact of additional depreciation resulting from the 1997 and 1998 capital investment plans. Capital investment in the quarter ended April 4, 1998 was $3,922,000 compared to $2,270,000 for the quarter ended March 29, 1997.

Interest expense for the three months ended April 4, 1998 was $3,213,000 reflecting a decrease of $196,000 compared to $3,409,000 for the three months ended March 29, 1997. The decrease reflects both reduced average borrowings and reduced rates for the first quarter of 1998. Obligations under the Company's Bank Credit Agreement at April 4, 1998 were $15,813,000 and $949,000 less than obligations at March 29, 1997 and January 3, 1998 respectively. Additionally, upon the sale in February 1998, of Jupiter's former office in Rockville, Maryland, the $550,000 mortgage associated with that property was discharged.

As the Bank Credit Agreement was amended on March 30, 1998, approximately $480,000 of prepaid costs were charged to Other - net during the first quarter of 1998. This amount represents the net of original costs, which were amortized over the term of the Bank Credit Agreement, and the amortization to date at April 4, 1998. New prepaid costs of approximately $647,000 were recorded in connection with the 1998 amendment and will be amortized over the remaining term of the Bank Credit Agreement which now matures on July 1, 2000.

Discontinued Operations

Concurrent with the acquisition of Jupiter National, Inc. (the "Jupiter Acquisition") in March 1996, the Company's management made the decision to discontinue the venture capital investment segment of Jupiter's operation. Through June 28, 1997, the segment was accounted for as discontinued operations, and in accordance with Generally Accepted Accounting Principles, the net assets of the discontinued segment were recorded as an asset on the consolidated balance sheet and were expected to be disposed of by June 1997. During that period, the results of operations for Jupiter's venture capital investment activities have been recorded as discontinued operations.

At June 28, 1997, the remaining portfolio investments were reclassified from net assets of discontinued operations to assets held for sale on the consolidated balance sheet. Beginning with the quarter ended June 28, 1997, the results of continuing operations for these remaining portfolio investments have been reported as income from continuing operations on the consolidated statements of income and prior periods presented have been restated accordingly.

For the three months ended March 29, 1997, the loss from discontinued operations was $17,000 net of income tax benefit of $8,000.

Also for the three months ended March 29, 1997, the loss on disposal of Jupiter was $9,000 net of income tax benefit of $5,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's needs for capital resources beyond cash generated from operating activities have been funded by borrowings under its Bank Credit Agreement, which was entered into on March 28, 1996. The Bank Credit Agreement, as amended to date, provides aggregate loans of up to $160,000,000 including a revolving credit loan (the "Revolving Credit Facility") of up to $80,000,000, a term loan for $40,000,000 ("Term Loan A") and a term loan for an additional $40,000,000 ("Term Loan B"). The maturity date for all borrowings under the Bank Credit Agreement is July 1, 2000.

As of April 4, 1998, the Company had outstanding borrowings under the Bank Credit Agreement of $136,086,000 and availability under the Revolver of $4,168,000.

Under the terms of the Bank Credit Agreement, substantially all assets are pledged as collateral for the borrowings under the Bank Credit Agreement. The Bank Credit Agreement requires the Company to maintain certain financial ratios and specified levels of tangible net worth, places a limit on the Company's level of capital expenditures and its ability to effect certain types of mergers or acquisitions, and permits the Company to pay dividends on its Common Stock provided certain financial tests are met. Accordingly, at April 4, 1998, the Company was not permitted to declare and pay dividends.

The Bank Credit Agreement has been amended several times to modify certain covenants, the latest of which was executed on March 30, 1998 (the "1998 Amendment") to modify certain covenants. Prior to the execution of these amendments, the Company was in technical noncompliance with certain of the financial covenants contained therein or noncompliance was considered to be imminent. In addition to covenant modifications, the 1998 amendment also included increases in interest rates ranging from 1/4% to 1% over the existing rates to take effect April 5, 1998, revision of the final maturity date for all obligations under the Bank Credit Agreement and modifications to the scheduled repayment of term loans which decreased quarterly payments for 1998 and 1999. All past events of noncompliance as described above have been waived by the syndicate of lenders who are parties to the Bank Credit Agreement. The Company continues to explore alternatives which would reduce the likelihood of future non-compliance with the covenants of the Bank Credit Agreement, including restructuring the long-term debt. Management believes that it will be successful in these efforts. However, no assurance can be given that an acceptable alternative can be agreed upon or that any amendment or restructuring can be achieved on terms acceptable to the Company.

In connection with the 1998 Amendment, approximately $480,000 of deferred costs were charged to Other - net during the first quarter of 1998. This amount represents the net of original costs, which were to be amortized over the term of the Bank Credit Agreement, and the amortization to date at March 30, 1998. New deferred costs of approximately $647,000 were recorded in connection with the 1998 Amendment and will be amortized over the remaining term of the Bank Credit Agreement which now matures on July 1, 2000.

The 1998 Amendment requires the Company to adopt new cash management procedures during the second quarter of 1998. The new procedures include establishing a lock-box for customers remittance of payments which will be applied daily against the Revolving Credit Facility, and which management believes will generally enhance the Company's availability under the Revolving Credit Facility. As a result of this anticipated lock-box arrangement and in compliance with the Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subject Acceleration Clause and a Lock-Box Arrangement," the revolving credit loan, which has a maturity date of July 1, 2000, has been classified as a current liability.

The Bank Credit Agreement requires the Company to prepay the principal installments on Term Loan A and Term Loan B, in inverse order of the scheduled maturities, from the net cash proceeds from the sale or liquidation of the remaining venture capital portfolio investments.

Cash flow provided by operating activities increased by $3,887,000 over the first quarter of 1997, however, the Company continues to be highly leveraged in comparison to periods preceding March of 1996. In consideration of the high levels of indebtedness, management has focused efforts on reduction of debt and associated debt service costs. Although available cash has been adequate to sustain the Company's operations, cash used for debt service and debt reduction under the Bank Credit Agreement and cash used in the Company's capital expenditure plan have strained the Company's available liquid assets. Management expects improvements in cash generation from improved operating results, strict cost containment, reduction in inventories, judicious review of its short term capital expenditure plans, and potential use of leasing programs in lieu of cash purchases for portions of its capital investment plan. While discretionary cash expenditures will require constraint and careful planning, management believes that funds generated from operations and funds available under the Bank Credit Agreement will be sufficient to satisfy the Company's liquidity requirements for at least the next year.

ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 129, "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about an entity's capital structure and is effective for periods ending after December 15, 1997. The Company has adopted this statement effective for the first quarter of 1998.

In February 1997, the Financial Accounting Standards Board issued SFAS 130 "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, gains, expenses, losses) in a full set of general purpose financial statements and is effective for financial statements for periods beginning after December 15, 1997. The Company has adopted this statement effective for the first quarter of 1998. For the three months ended April 4, 1998 and March 29, 1997, there are no differences between comprehensive income and net income.

In June 1997, the Financial Accounting Standards Board issued SFAS 131 "Disclosure about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company is required to present the segment disclosures in the current fiscal year, however, disclosure in interim financial reports issued to shareholders is not required during the year of adoption. This statement is effective for financial statements for periods beginning after December 15, 1997.

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement, which provides guidance on accounting for the costs of computer software developed or obtained for internal use, defines "internal-use," provides guidance for determination of capital and expense costs, and is effective for fiscal years beginning after December 15, 1998, but earlier adoption is encouraged. The Company has adopted this statement effective for the first quarter of 1998.

OTHER MATTERS

The Company is periodically involved in legal proceedings arising in the ordinary conduct of business. Management does not expect that such proceedings will have a material adverse effect on the Company's consolidated financial position or results of operations. During 1997, management became aware of certain industrial espionage activities that targeted the Company and several other textile manufacturers, allegedly carried out by agents of a large competitor. Management is reviewing the impact that this alleged activity may have had on the Company's operations and has engaged counsel and advisors to assist in exploring possible remedies.

On Friday, April 17, 1998, a tornado struck the Company's Opp Mill in Opp, Alabama, damaging the structure's roof and outside walls as well as damaging certain inventory, electronic controls and production equipment contained within the facility. The Opp Mill, which runs a seven day, 24 hour production schedule, resumed partial production by the close of business on Monday, April 20, 1998 and had all major equipment, including 182 air-jet looms, back in service by Friday, April 24, 1998. Management believes that substantially all losses associated with this storm will be recovered through property and business interruption insurance, however, no assurances can be given as to when or whether acceptable settlements will be reached with the Company's insurance provider.

YEAR 2000 INITIATIVES

As a result of computer programs which historically were written using a two rather than four digit convention to define the year component of dates, a concern commonly known as the Year 2000 ("Year 2000") issue has arisen globally. Computer programs and equipment that use a two digit convention may not be able to differentiate between the 20th and 21st centuries (e.g. "00" could be either 1900 or 2000). This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has reviewed significant systems which are not presently Year 2000 compliant. Two major software replacement projects remain for the Company, both of which involve replacing current systems with purchased systems that are Year 2000 compliant. A major software replacement project is underway at the Company's Finished Fabrics Division and upon its completion, the Company intends to replace the major systems at its Fiber Products Division, which are considerably less sophisticated than the Finished Fabrics Systems.

The Company screens all new equipment purchases and presently is reviewing its systems and operations to determine what systems imbedded in sophisticated production equipment or support equipment may be vulnerable to Year 2000 issues. This review will be followed with a formal communication program with equipment vendors to certify that the systems are year 2000 compliant. Remediation steps, if any, will be implemented, though there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and that any failure to timely convert would not have a material adverse effect on the Company's systems.

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

RISKS AND UNCERTAINTIES

Except for historical information contained herein, the matters set forth in this report are forward looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from those in, or which could be expected based on, such forward looking statements. The Company's expectations regarding future sales and profits assume, among other things, reasonable continued growth in the general economy which affects demand for the Company's products, and reasonable stability in raw materials pricing, changes in which affect customer purchasing decisions as well as the Company's prices and margins. The costs and benefits of the Company's discontinuance of Jupiter venture capital investments may vary from the Company's expectations with respect to anticipated proceeds from the sale of assets. For a further discussion of risks and uncertainties associated with the Company's business, readers are referred to the cautionary statement set forth in Item 1 of the Company's annual report on Form 10-K for the year ended January 3, 1998, which cautionary statement is incorporated by reference herein.

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

No reportable legal proceedings arose in the quarter ended April 4, 1998.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     11     Statements of Computation of Per Share Earnings
     27     Financial Data Schedule (Filed Electronically)

(b)  Reports on Form 8-K

     (i) No reports on Form 8-K were filed during the quarter ended April 4, 1998.

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the undersigned has duly caused this report to be filed on its behalf by the undersigned hereto duly authorized.

                                            JOHNSTON INDUSTRIES, INC.

Dated:  May 18, 1998                        By:   /s/ James J. Murray
                                                  ------------------------------
                                                  James J. Murray
                                                  Executive Vice President
                                                  Chief Financial Officer

                                            By:   /s/ James J. Murray
                                                  ------------------------------
                                                  James J. Murray
                                                  (Principal Accounting Officer)