Form 10-Q
period 1998-07-04
JOHNSTON INDUSTRIES INC
filed 1998-08-18
CIK 41017

                                   FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


[X] For the quarterly period ended July 4, 1998
    -------------------------------------------

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

                                 (706) 641-3140
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No  [ ]

The number of shares outstanding of the Registrant's Common Stock as of July 4, 1998 was 10,742,772 shares.

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


                         PART I - FINANCIAL INFORMATION


                                                                       Page(s)
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

             Condensed Consolidated Balance Sheets
               July 4, 1998 and January 3, 1998                            3

             Condensed Consolidated Statements of Operations
               Three Months and Six Months ended July 4, 1998 and
               June 28, 1997                                               4

             Condensed Consolidated Statements of Cash Flows
               Six Months ended July 4, 1998 and June 28, 1997           5-6

             Notes to Condensed Consolidated Financial Statements       7-11


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                       12-18



                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS                                                19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 19

         SIGNATURE PAGE                                                   20

         EXHIBIT 10.28 - AMENDMENT #4 DATED APRIL 2, 1998
             TO BANK CREDIT AGREEMENT                                  21-29

         EXHIBIT 11 - STATEMENT OF COMPUTATION OF
             EARNINGS PER SHARE                                           30

         EXHIBIT 27 - FINANCIAL DATA SCHEDULE
             (For SEC Use Only)                                           31

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                  JULY 4,              JANUARY 3,
                                                                    1998                  1998
                                                               ------------          -------------

ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents                                      $    284               $  2,284
  Accounts and Notes Receivables Net of Allowance for
    Doubtful Accounts of $1,929 and $2,016                         33,078                 34,283
  Inventories                                                      51,126                 51,083
  Income Taxes Receivable                                           2,653                  4,838
  Deferred Income Taxes                                               304                    406
  Assets Held for Sale                                              4,573                  5,010
  Prepaid Expenses and Other                                        5,905                  5,200
                                                                 --------               --------
    Total Current Assets                                           97,923                103,104

Property, Plant and Equipment - Net                               109,059                113,783

Goodwill                                                           11,164                 11,477
Intangible Asset - Pension                                          1,882                  1,882
Other Assets                                                        4,120                  4,542
                                                                 --------               --------
Total Assets                                                     $224,148               $234,788
                                                                 ========               ========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable                                               $ 12,536               $ 17,088
  Accrued Expenses                                                 10,474                 10,264
  Revolving Credit Loan                                            70,388                 73,995
  Current Maturities of Long-Term Debt                              6,389                  3,393
                                                                 --------               --------
    Total Current Liabilities                                      99,787                104,740

Long-Term Debt - Less Current Maturities                           57,419                 61,688
Other Liabilities                                                   9,562                  9,022
Deferred Income Taxes                                               9,759                 10,214

STOCKHOLDERS' EQUITY:
  Common Stock, Par Value $.10 per share; Authorized,
    20,000,000 Shares; Issued 12,467,691                            1,246                  1,246
  Additional Paid-In Capital                                       21,445                 21,445
  Retained Earnings                                                32,955                 34,458
                                                                 --------               --------
    Total                                                          55,646                 57,149
  Less Treasury Stock; 1,724,919 shares                            (8,025)                (8,025)
                                                                 --------               --------
    Total Stockholders' Equity                                     47,621                 49,124
                                                                 --------               --------
Total Liabilities and Stockholders' Equity                       $224,148               $234,788
                                                                 ========               ========

See notes to Condensed Consolidated Financial Statements

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                       FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                       --------------------------       -------------------------
                                                                         JULY 4,        JUNE 28,         JULY 4,        JUNE 28,
                                                                           1998           1997             1998           1997
                                                                       ------------   -----------       ----------     ----------

Net Sales                                                              $  69,063      $  87,724         $  148,902     $  174,502
                                                                       ---------      ---------         ----------     ----------


Costs and Expenses:
Cost of Sales, excluding Depreciation and Amortization                    55,472         73,320            120,439        143,099

Selling, General and Administrative                                        6,874          7,287             13,927         13,451
Depreciation and Amortization                                              5,037          5,336             10,287         10,676
Restructuring and Impairment Charges                                          --          7,081                100          7,081
                                                                       ---------      ---------         ----------     ----------
Total Costs and Expenses                                                  67,383         93,024            144,753        174,307
                                                                       ---------      ---------         ----------     ----------
Income (Loss) from Operations                                              1,680         (5,300)             4,149            195

Other Expenses (Income):
  Interest Expense                                                         3,451          3,449              6,664          6,858
  Interest Income                                                           (417)          (100)              (496)          (456)
  Other -- Net                                                              (228)           468                440            338
                                                                       ---------      ---------         ----------     ----------
Total Other Expenses--Net                                                  2,806          3,817              6,608          6,740

Realized and Unrealized Investment Gain                                       --            219                 --            193
                                                                       ---------      ---------         ----------     ----------


Equity in Earnings of Equity Investments                                      63                                63
                                                                       ---------      ---------         ----------     ----------

Loss from Continuing Operations before Tax Benefit                        (1,063)        (8,898)            (2,396)        (6,352)

Benefit for Income Taxes                                                    (495)        (2,263)              (893)        (1,267)
                                                                       ---------      ---------         ----------     ----------
Loss from Continuing Operations                                             (568)        (6,635)            (1,503)        (5,085)


DISCONTINUED OPERATIONS:
Income (Loss) from Discontinued Operations of Jupiter
 National net of applicable income tax (benefit) of $4
 for the three months and ($5) for the six months                             --              6                 --            (11)

Gain on Disposal of Jupiter National net of applicable
 income tax of $65 for the three months and $60 for
 six months                                                                   --            146                 --            137
                                                                       ---------      ---------         ----------     ----------
Income from Discontinued Operations                                           --            152                 --            126
                                                                       ---------      ---------         ----------     ----------

Net Loss                                                                    (568)        (6,483)            (1,503)        (4,959)

Dividends on Preferred Stock                                                  --             40                 --             81
                                                                       ---------      ---------         ----------     ----------
Net Loss Available to Common Stockholders                              $    (568)     $  (6,523)        $   (1,503)    $   (5,040)
                                                                       =========      =========         ==========     ==========

Earnings (Loss) Per Common Share-Basic:
 Loss from Continuing Operations                                       $   (0.05)     $   (0.64)        $    (0.14)    $    (0.50)
 Discontinued Operations                                                      --           0.01                 --           0.01
                                                                       ---------      ---------         ----------     ----------
  Net Loss Per Common Share-Basic                                      $   (0.05)     $   (0.63)        $    (0.14)    $    (0.49)
                                                                       =========      =========         ==========     ==========

Dividends Per Share                                                    $      --      $    0.20                 --     $     0.20
                                                                       =========      =========         ==========     ==========

Weighted Average Number of Common Shares Outstanding                      10,743         10,404             10,743         10,392
                                                                       =========      =========         ==========     ==========

See notes to Condensed Consolidated Financial Statements

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           FOR THE SIX MONTHS ENDED
                                                                     ------------------------------------
                                                                        JULY 4,                 JUNE 28,
                                                                         1998                     1997
                                                                     -------------            -----------

OPERATING ACTIVITIES:
CONTINUING OPERATIONS:
 Net Loss from Continuing Operations                                 $      (1,503)           $    (5,085)
 Adjustments to Reconcile Net Loss from Continuing Operations to Net Cash Provided by Operating Activities:
  Depreciation and Amortization                                             10,287                 10,676
  Restructuring and Impairment Charges                                          --                  7,081
  Provisions for Bad Debts                                                     363                    220
  Loss on Disposal of Fixed Assets                                             262                     --
  Net Unrealized Gain on Portfolio Investments                                  --                   (193)
  Undistributed Income in Equity Investments                                   (63)                    --
  Changes in Operating Assets and Liabilities:
   Accounts and Notes Receivables                                              842                 (6,736)
   Inventories                                                                 (43)                 3,979
   Deferred Income Taxes                                                      (353)                (2,097)
   Prepaid Expenses and Other Assets                                          (413)                 1,902
   Accounts Payable                                                         (3,376)                (1,906)
   Accrued Expenses                                                            210                 (1,418)
   Income Taxes Receivable                                                   2,185                  1,723
   Other Liabilities                                                           540                 (1,038)
   Other -- Net                                                                 24                     --
                                                                     -------------            -----------
   Total Adjustments                                                        10,105                 12,193
                                                                     -------------            -----------
   Net Cash Provided by Continuing Operations                                8,602                  7,108


DISCONTINUED OPERATIONS:
 Loss from Discontinued Operations                                              --                    (11)
 Gain on Disposal of Discontinued Operations                                    --                    137
 Cash Provided by Discontinued Operations                                       --                  1,904
                                                                     -------------            -----------
   Net Cash Provided by Discontinued Operations                                 --                  2,030
                                                                     -------------            -----------
   Net Cash Provided by Operating Activities                                 8,602                  9,138

INVESTING ACTIVITIES:
 Additions to Property, Plant and Equipment                                 (5,512)                (5,100)
 Decrease in Non-Operating Accounts Payable                                   (816)                (1,001)
 Investment Sales                                                              630                     --
                                                                     -------------            -----------
  Net Cash Used in Investing Activities                                     (5,698)                (6,101)

                                                                       Continued

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In Thousands)
                                  (Unaudited)


                                                                                    For the Six Months Ended
                                                                                 ------------------------------
                                                                                 July 4,               June 28,
                                                                                  1998                   1997
                                                                                 -------               --------
FINANCING ACTIVITIES:
  Principal Payments of Term Loan                                                   (704)                (5,264)
  Net (Payments) Borrowings under Revolving Line of Credit Arrangement            (4,200)                 3,500
  Proceeds from Issuance of Common Stock                                              --                     36
  Dividends Paid                                                                      --                 (2,157)
                                                                                 -------                -------
     Net Cash Used in Financing Activities                                        (4,904)                (3,885)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (2,000)                  (848)

CASH AND CASH EQUIVALENTS
  Beginning of Period                                                              2,284                  1,748
                                                                                 -------                -------
  End of Period                                                                  $   284                    900
                                                                                 =======                =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash Paid (Received) During the Six Months for:
   Interest                                                                      $ 6,106                  6,613
                                                                                 =======                =======
   Income Taxes                                                                  $(2,525)                  (771)
                                                                                 =======                =======

See notes to Condensed Consolidated Financial Statements                                             Concluded

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements as of and for the three months and six months ended July 4, 1998 and June 28, 1997 are unaudited. The July 4, 1998 statement include the accounts of Johnston Industries, Inc. ("Johnston"), its direct wholly owned subsidiary, Johnston Industries Alabama, Inc. ("JI Alabama") and its indirect wholly owned subsidiaries, Johnston Industries Composite Reinforcements, Inc. ("JICR") and Greater Washington Investments, Inc. ("GWI") (collectively, the "Company"). All significant intercompany balances have been eliminated in consolidation.

     The June 28, 1997 statements include the accounts of Johnston, JI Alabama, JICR, GWI and JI Alabama's former wholly owned subsidiary, T.J. Beall Company ("TJ Beall").

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information in footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments and which are necessary for a fair presentation. All such adjustments, other than those relating to restructuring and loss on impairment, are of a normal recurring nature. Operating results for the three months and six months ended July 4, 1998 are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 1998. Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for year ended January 3, 1998.

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

     In February 1997, the Financial Accounting Standards Board issued SFAS 130 "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, gains, expenses, losses) in a full set of general purpose financial statements and is effective for financial statements for periods beginning after December 15, 1997. The Company has adopted this statement effective for the first quarter of 1998. For the three and six month periods ended July 4, 1998 and June 28, 1997, there are no differences between comprehensive income and net income.

     In June 1997, the Financial Accounting Standards Board issued SFAS 131 "Disclosure about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company in required to present the segment disclosures in the current fiscal year, however, disclosure in interim financial reports issued to shareholders is not required during the year of adoption. This statement is effective for financial statements for periods beginning after December 15, 1997.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement, which provides guidance on accounting for the costs of computer software developed or obtained for internal use, defines "internal use," provides guidance for determination of capital and expense costs, and is effective for fiscal years beginning after December 15, 1998, but earlier adoption is encouraged. The Company has adopted this statement effective for the first quarter of 1998.

3.   DISCONTINUANCE OF THE VENTURE CAPITAL SEGMENT

     Concurrent with the acquisition of Jupiter National, Inc. (the "Jupiter Acquisition") in March 1996, the Company's management made the decision to discontinue the venture capital investment segment of Jupiter's operation. Through June 28, 1997, the segment was accounted for as discontinued operations, and accordingly, the net assets of the discontinued segment were recorded as an asset on the consolidated balance sheet and were expected to be disposed of by June 1997. During that period, the results of operations for Jupiter's venture capital investment activities have been recorded as discontinued operations.

     At June 28, 1997, the remaining portfolio investments were reclassified from net assets of discounted operations to assets held for sale on the consolidated balance sheet. Beginning with the quarter ended June 28, 1997, the results of continuing operations for these remaining portfolio investments have been reported as income from continuing operations in the consolidated statements of operations and prior periods presented have been restarted accordingly.

     For the six months ended June 28, 1997, the loss from discounted operations was $11,000 net if income tax benefit of $5,000.

     Also for the six months ended June 28, 1997, the gain on disposal of Jupiter was $137,000 net of income tax of $60,000.

4.   T.J. BEALL COMPANY

     On March 25, 1996, the Company acquired all of the outstanding common stock of TJ Beall, a broker in cotton by-products located in West Point, Georgia, for shares of nonvoting convertible preferred stock with an estimated value of $3,250,000. In September 1997, an agreement was reached culminating in the sale of substantially all of the assets and current liabilities of TJ Beall back to a member of the Beall family. In conjunction with the sale, the Company recorded a note receivable in the amount of $1,500,000 payable in annual installments of $300,000 plus interest at 10% per annum over a five year period.

5.   RESTRUCTURING CHARGES AND LOSSES ON IMPAIRMENT

     During the Second Quarter of 1997, the Company announced its plan to cease manufacturing operations at its Langdale facility, close its outlet store in West Point, Georgia and realign its divisions. The Langdale facility had contained both weaving operations and yarn manufacturing operations. The yarn manufacturing operations were eliminated while selected equipment and associated product offerings of the weaving operations were relocated to other of the Company's facilities. The remainder of the weaving operation at the Langdale facility was closed. The Langdale facility has been retained as warehouse, distribution and potential future manufacturing space for JI Alabama's Fiber Products Division. The sale of the outlet store building closed during December 1997. Beginning in the third quarter of 1997 and continuing through the first quarter of 1998, severance reserves were accrued to restructuring costs as employees were notified of the elimination of their job. During the six months ended July 4, 1998, the Company recorded restructuring charge totaling $100,000 which included $175,000 in severance costs related to closure of the Langdale facility and the 1997 realignment of divisions less a favorable adjustment of $75,000 to the impairment reserve for Jupiter's former office building in Rockville, Maryland, which was sold in February 1998.

6.   INVENTORIES

     Inventories consisted of the following at July 4, 1998 and January 3, 1998:



                                                    July 4, 1998        JANUARY 3, 1998
                                                    ------------        ---------------
Inventories--FIFO Cost Flow Assumption
  Finished Goods                                    $ 29,086,000        $ 30,367,000
  Work-In Process                                      9,392,000          10,581,000
  Raw Materials and Supplies                          16,298,000          13,607,000
                                                    ------------        ------------
                                                      54,776,000          54,555,000
Less LIFO Reserve                                     (3,650,000)         (3,472,000)
Inventories--LIFO Cost Flow Assumption              $ 51,126,000        $ 51,083,000
                                                    ============        ============


7.   LONG-TERM FINANCING AND SHORT-TERM BORROWINGS

     Long-term debt and short-term borrowings consisted of the following at July 4, 1998 and January 3, 1998:

                                                    July 4, 1998        JANUARY 3, 1998
                                                    ------------        ---------------
  Term Loans                                        $ 62,336,000        $ 63,040,000
  Revolving Credit Loan                               70,388,000          73,995,000
  Purchase Money Mortgage Debt                           957,000           1,000,000
  Industrial Development Note
    (net of unamortized discount)                        515,000             491,000
  Other Loans (mortgage)                                       0             550,000
                                                    ------------        ------------
  Total                                              134,196,000         139,076,000
    Less Current Maturities                           (6,389,000)         (3,393,000)
    Less Revolving Credit Loan
     classified as Current                           (70,388,000)        (73,995,000)
                                                    ------------        ------------
                                                    $ 57,419,000        $ 61,688,000
                                                    ============        ============


     The Company has a credit agreement with a syndicate of lenders (the "Bank Credit Agreement"), which was entered into on March 28, 1996. The Bank Credit Agreement, as amended to date, provides aggregate loans of up to $160,000,000 including a revolving credit loan (the "Revolving Credit Facility") of up to $80,000,000, a term loan for $40,000,000 ("Term Loan A") and a term loan for an additional $40,000,000 ("Term Loan B"). The maturity date for all borrowings under the Bank Credit Agreement is July 1, 2000.

     As of July 4, 1998, the Company had outstanding borrowings under the Bank Credit Agreement of $132,724,000, and $8,882,000 unused under the Revolver net of $730,000 of standby letters of credit. Upon the sale in February 1998 of Jupiter's former office in Rockville, Maryland, the $550,000 mortgage associated with that property was discharged.


     Covenants and Restrictions

     Under the terms of the Bank Credit Agreement, substantially all assets are pledged as collateral for the borrowings under the Bank Credit Agreement. The Bank Credit Agreement requires the Company to maintain certain financial ratios and specified levels of tangible net worth, places a limit on the Company's level of capital expenditures and its ability to effect certain types of mergers or acquisitions, and permits the Company to pay dividends on its Common Stock provided certain financial tests are met. Under these financial tests, at July 4, 1998, the Company was not permitted to declare or pay dividends.

     The Bank Credit Agreement has been amended several times to modify certain covenants, the latest amendment of which was executed on March 30, 1998 (the "1998 Amendment") to modify certain covenants. Prior to the execution of these amendments, the Company was in technical noncompliance with certain of the financial covenants contained therein or noncompliance was considered to be imminent. In addition to covenant modifications, the 1998 Amendment also included increases in interest rates, effective April 5, 1998, ranging from 1/4% to 1% over the rates in effect prior to that date, revision of the final maturity date for all obligations under the Bank Credit Agreement and modifications to the scheduled repayment of term loans which decreased required payments for 1998 and 1999. All past events of noncompliance as described above have been waived by the syndicate of lenders who are parties to the Bank Credit Agreement. As of July 4, 1998, the Company was in compliance with the covenants under the Bank Credit Agreement. The Company continues to explore alternatives which would reduce the likelihood of future non-compliance with the covenants of the Bank Credit Agreement, including restructuring the long-term debt. Management believes that it will be successful in these efforts. However, no assurance can be given that an acceptable alternative can be agreed upon or that any amendment or restructuring can be achieved on terms acceptable to the Company.

     In connection with the 1998 Amendment, approximately $480,000 of deferred costs were charged to Other - net during the first quarter of 1998. This amount represents the unamortized balance of the original loan costs, which were to be amortized over the term of the Bank Credit Agreement, and the new deferred loan costs of approximately $647,000 were capitalized in connection with the 1998 Amendment and will be amortized over the remaining term of the Bank Credit Agreement.

     The 1998 Amendment required the Company to adopt new cash management procedures which were adopted in the third quarter of 1998. The new procedures include the daily application of customer remittances received by Johnston's lockbox against the Revolving Credit Facility, which management believes will generally enhance the Company's availability under the Revolving Credit Facility. As a result of this Lock-box arrangement and in compliance with the Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement," the revolving credit loan, which has a maturity date of July 1, 2000, has been classified as a current liability.

     The Bank Credit Agreement requires the Company to prepay the principal installments on Term Loan A and Term Loan B, in inverse order of the scheduled maturities, from the net cash proceeds from the sale or liquidation of significant assets.


8.   EARNINGS PER SHARE

     Earnings per share is not presented on a diluted basis as the effect of dilutive securities was anti-dilutive due to net losses.

9.   INCOME TAXES

     The benefit for income taxes from continuing operations as computed under SFAS No. 109, "Accounting for Income Taxes", is comprised of the following for the six months ended July 4, 1998 and June 28, 1997:

                                                            1998              1997
                                                         ---------       -----------
          Federal:
            Current                                      $(829,000)      $   640,000
            Deferred                                       (27,000)       (2,075,000)
                                                         ---------       -----------
                                                          (856,000)       (1,435,000)

          State:
            Current                                        (15,000)          370,000
            Deferred                                       (22,000)         (202,000)
                                                         ---------       -----------
                                                           (37,000)          168,000

          Provision (benefit) for income taxes           $(893,000)      $(1,267,000)
                                                         =========       ===========

     The reconciliation of the Company's effective income tax rate to the Federal statutory rate from continuing operations of 34% for the six months ended July 4, 1998 and June 28, 1997 follows:

                                                           1998             1997
                                                        ---------       -----------
     Federal income taxes at statutory rate             $(815,000)      $(2,160,000)
     State income taxes, net of Federal tax benefit       (24,000)          110,000
     Amortization of Goodwill                             106,000           798,000
     Other -- Net                                        (160,000)          (15,000)
                                                        ---------       -----------
                                                        $(893,000)      $(1,267,000)
                                                        ---------       -----------
     Effective rate                                          37.3%             20.0%
                                                        =========       ===========

     The effective tax rates in 1998 and 1997 were distorted by the amortization of goodwill, which is not tax deductible. The 1998 tax rate also reflects partial recognition of a tax refund due as a result of a net operating loss carryback.

10.  RELATED PARTY TRANSACTIONS

     Redlaw Industries, Inc. ("Redlaw"), a stockholder, is the commissioned sales agent for the Company for substantially all sales of the Company's products into Canada under the terms of a non-exclusive sales agency agreement. For the six months ended July 4, 1998, there were no sales to Redlaw. As of July 4, 1998 commissions payable to Redlaw were $21,164. Johnston maintains inventory at a public warehouse in Ontario, Canada which is supervised by Redlaw. At July 4, 1998, there was approximately $186,035 of inventory located at the warehouse in Canada.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

The accompanying condensed consolidated financial statements for the three months and six months ended July 4, 1998 and June 28, 1997 are unaudited. The July 4, 1998 statements include the accounts of Johnston Industries, Inc. ("Johnston"), its direct wholly owned subsidiary, Johnston Industries Alabama, Inc. ("JI Alabama") and its indirect wholly owned subsidiaries, Johnston Industries Composite Reinforcements, Inc. ("JICR") and Greater Washington Investments, Inc. ("GWI") (collectively, the "Company").

The June 28, 1997 statements include the accounts of Johnston, JI Alabama, JICR, GWI and JI Alabama's former indirect wholly owned subsidiary, T.J. Beall Company ("TJ Beall").

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

At June 28, 1997, the remaining portfolio investments were reclassified from net assets of discontinued operations to assets held for sale on the consolidated balance sheet. Beginning with the quarter ended June 28, 1997, the results of continuing operations for these remaining portfolio investments have been reported as income from continuing operations in the consolidated statements of operations and prior periods presented have been restated accordingly.

Results of Operations

The second quarter operating results reflect year to year quarterly improvement notwithstanding a decline in revenue, both before and after considering the significant restructuring charges recorded in the second quarter of 1997. Revenue decline from the second quarter of 1997 is attributed to the elimination of unprofitable operations and product lines during the second half of 1997, one less operating week during the second quarter of 1998 compared to the second quarter of 1997, and shortfalls in sales for the Greige Fabrics Division due to lost production from a tornado which hit the Company's Opp Mill in April and weakness in indirect exports from the currency and financial instability in Russia and Eastern Europe. June marked the fourth consecutive month of improved financial performance at the Finished Fabrics Division. Margins have improved for the Finished Fabrics Division while off quality and customer returns have declined. The Company's Fiber Products Division improved its performance for the second consecutive quarter through cost containment and favorable manufacturing variances. JICR, the Company's fastest growing division, set a new record for sales in the first six months of 1998 and reached a record level of customer backlog by mid-year.

        For the three month and six month periods ended July 4, 1998, the Company's net sales decreased $18,661,000 (21.3%) and $25,600,000
        (14.7%) respectively, compared with the three months and six months ended June 28, 1997. Three factors contributed significantly to the change between periods. The normal plant shutdown for the week of July 4 fell in the June accounting period for 1998 resulting in the second quarter 1998 having 12 weeks of sales and production as opposed to 13 weeks for the second quarter of 1997. This resulted in approximately $5 million less revenues that would have been realized had the shutdown week been in the third quarter of 1998. Economic difficulties in Eastern Europe as noted above resulted in approximately $5 to $6 million reduced sales by the Greige Fabrics Division for the second quarter. Further, TJ Beall, which was sold in September 1997, recorded sales of $6,489,000 and $11,623,000 for the three and six months ended June 28, 1997.

An analysis of changes in net sales by market is as follows:

                                                 2ND QTR 1998                YTD 1998
                                               INCR/(DECR) FROM          INCR/(DECR) FROM
                                                 2ND QTR 1997                YTD 1997
                                               ----------------          ----------------
                         Automotive                  301,000                   775,000
                         Industrial               (2,886,000)               (4,379,000)
                         Home Furnishings         (5,627,000)               (5,281,000)
                         Apparel                  (1,673,000)                 (618,000)
                         Specialty Markets        (8,677,000)              (15,016,000)
                         Miscellaneous               (99,000)               (1,081,000)
                                               ----------------          ----------------
                         Net Sales               (18,661,000)              (25,600,000)
                                               ================          ================


* Sales of automotive fabrics for the quarter and for the first six months reflect some increased activity plus an unusual increase in demand for a long standing product which has been on the decline for several years.

* Sales of industrial fabrics for the three and six months ended July 4, 1998 decreased 15.6% and 11.9% respectively as compared to the same periods in 1997. Of the industrial fabrics, only sales of wallcovering substrate grew, while sales of fabrics for footwear, filtration, rubber products and abrasives declined. Filtration fabrics generated record sales in 1997 and have now receded to normal levels. Of the other industrial fabrics which have declined, although no assurances can be given, management believes that these declines are only temporary.

* Sales of home furnishing fabrics receded by 13.0% and 6.0% from the levels reported for the three months and six months ended June 28, 1997. Reduced indirect export sales, as noted above, contributed significantly to the decline in home furnishing sales for the second quarter and year to date periods of 1998. Sales of certain discontinued window covering fabrics for 1998 are sharply reduced from the prior year. New cotton and poly/cotton upholstery fabrics introduced by the Finished Fabrics Division in the first quarter of 1998, are in response to changing consumer preference away from rayon, however, these lines have not yet achieved the expected market penetration. Decline in sales of home furnishing fabrics has been mitigated in part by increased sales of greige (unfinished - for further processing) upholstery fabrics and top of the bed fabrics by the Greige Fabrics Division plus increased sales of napery by the Finished Fabrics Division.

* The Greige Fabrics Division capitalized on certain short term opportunities to sell apparel fabrics at attractive margins during 1997 and early 1998. Demand from these orders has now been filled and apparel activity has returned to a normal level.

* Reduced sales to specialty markets reflect the disposition of TJ Beall in September 1997 as noted above, but also reflects discontinued sales yarn business formerly located at the Langdale facility, which was closed in 1997. Sales of $1,733,000 and $3,779,000 for yarn produced at Langdale were recorded for the three months and six months ended June 28, 1997. Sales of composite reinforcement fabrics for the three and six months ended July 4, 1998 grew by 19.7% and 33.0%, respectively, over levels recorded for the three and six months ended June 28, 1997.

* Sales of miscellaneous fabrics, which now represent less than 1% of total sales, shows declines from 1997 levels but reflect the Company's discontinuance of certain unprofitable products characterized by short runs and low margins.

The Company's backlog of customer orders was $69,422,000 at July 4, 1998 compared to $69,447,000 at January 3, 1998 and $65,141,000 million at June 28, 1997, after exclusion of TJ Beall which was sold in September 1997. Change in the components of order backlog reflect change in product mix, a portion of which results from products discontinued by the Company in connection with the 1997 realignment.

Gross margin, excluding depreciation, as a percentage of net sales for the three and six months ended July 4, 1998 was 19.7% and 19.1%, respectively, compared to 16.4% and 18.0% for the same periods in 1997. The increases in gross margin reflect elimination of unprofitable products, increased manufacturing efficiencies and reductions in raw material prices. The 1997 realignment included closure of the Langdale facility, elimination of certain unprofitable product lines, and relocation of select manufacturing equipment and products to the Southern Phenix Facility and to the Micolas Facility. During the first quarter of 1998, the Finished Fabrics Division incurred the negative impact of costs for administering the phase out of the discontinued products plus inefficiencies associated with absorption of the relocated production. The second quarter of 1998 reflects improvement as these transitional activities were substantially completed during the first quarter of 1998. Contributing in part to the improvement in margins was the reclassification of costs for corporate human resources functions which were included in costs of sales for 1997, but have been included in general and administrative costs for 1998.

For the three months ended July 4, 1998, selling, general and administrative expenses decreased by $413,000 from $7,287,000 in the prior year period, but for the six months ended July 4, 1998, increase $476,000 over the $13,451,000 recorded for the six months ended June 28, 1997. Beginning in April 1997, the Company incurred professional fees associated with the 1997 realignment. Both the first and second quarters through June of 1998 include charges for such professional services as compared to 1997 when such charges were recorded in the second quarter but not in the first quarter. Use of these professional services had begun to decline significantly by April of 1998. Additionally, for the six months ended July 4, 1998, approximately $450,000 was included in general and administrative expenses for corporate human resource functions which had been included in cost of sales for 1997.

During the Second Quarter of 1997, the Company announced its plan to cease manufacturing operations at its Langdale facility, close its outlet store in West Point, Georgia and realign its divisions. The Langdale facility had contained both weaving operations and yarn manufacturing operations. The yarn manufacturing operations were eliminated while selected equipment and associated product offerings of the weaving operations were relocated to other of the Company's facilities. The remainder of the weaving operation at the Langdale facility was closed. The Langdale facility has been retained as a warehouse, distribution and potential future manufacturing space for JI Alabama's Fiber Products Division. The sale of the outlet store building closed during December 1997. Beginning in the third quarter of 1997 and continuing through the first quarter of 1998, severance reserves were accrued as restructuring costs as employees were notified of the elimination of their jobs. During the first six months of 1998, the Company recorded restructuring charges totaling $100,000 which included $175,000 in severance costs related to closure of the Langdale facility and the 1997 realignment of divisions less of favorable adjustment of $75,000 to the impairment reserve for Jupiter's former office building in Rockville, Maryland which was sold in February 1998.

For the three months and six months ended July 4, 1998, depreciation and amortization expense was $5,037,000 and $10,287,000, respectively, reductions of $299,000 and $389,000 from the same periods in 1997. These declines are principally due to the reduction in depreciable assets from the sale of the assets of TJ Beall in September 1997 and also from the closure of the Langdale facility which was completed in the fourth quarter of 1997. The decline was partially offset by the impact of additional depreciation resulting from the 1997 and 1998 capital investment plans. Capital investment for the six months ended July 4, 1998 was $5,512,000 compared to $5,100,000 million for the six months ended June 28, 1997.

Interest expense was $3,451,000 for the three months and $6,664,000 for the six months ended July 4, 1998. Interest expense for the first six months of 1998 represents only a minimal decrease of $194,000 from the level recorded for the same period in 1997. Changes in interest expense include both reduced average borrowings and increased average rates associated with the March 30, 1998 amendment to the Bank Credit Agreement, as discussed below. Obligations under the Company's Bank Credit Agreement at July 4, 1998 were $14,050,000 and $4,311,000 less than obligations at June 28, 1997 and January 3, 1998 respectively. Additionally, the $550,000 mortgage associated with Jupiter's former office in Rockville, Maryland, was discharged upon its sale in February 1998.

In connection with the 1998 amendment to the Company's Bank Credit Agreement, approximately $480,000 of deferred loan costs were charged to Other - net during the first quarter of 1998. This amount represents the unamortized balance of the original loan costs, which were to be amortized over the term of the Bank Credit Agreement, and the new deferred loan costs of approximately $647,000 were capitalized in connection with the 1998 Amendment and are being amortized over the remaining term of the Bank Credit Agreement which now matures on July 1, 2000. The Other-net for three months ended July 4, 1998 includes approximately $250,000 for insurance proceeds receivable as a result of storm damage at the Opp Mill as noted above.

DISCONTINUED OPERATIONS

Concurrent with the acquisition of Jupiter National, Inc. (the "Jupiter Acquisition") in March 1996, the Company's management made the decision to discontinue the venture capital investment segment of Jupiter's operation. Through June 28, 1997, the segment was accounted for as discontinued operations, and accordingly, the net assets of the discontinued segment were recorded as an asset on the consolidated balance sheet and were expected to be disposed of by June 1997. During that period, the results of operations for Jupiter's venture capital investment activities were recorded as discontinued operations.

At June 28, 1997, the remaining portfolio investments were reclassified from net assets of discontinued operations to assets held for sale on the consolidated balance sheet. Beginning with the quarter ended June 28, 1997, the results of ongoing operations for these remaining portfolio investments have been reported as income from continuing operations on the consolidated statements of operations and prior periods presented have been restated accordingly.

For the six months ended June 28, 1997, the loss from discontinued operations was $11,000 net of income tax benefit of $5,000.

Also for the six months ended June 28, 1997, a gain on disposal of Jupiter's venture capital investment segment was recorded for $137,000 net of income tax of $60,000 in final settlement of reserves established in 1996 for loss on disposal.

LIQUIDITY AND CAPITAL RESOURCES

The Company's needs for capital resources have been filled through cash generated from operating activities and have been supported by availability of borrowings under its Bank Credit Agreement, which was entered into on March 28, 1996. The Bank Credit Agreement, as amended to date, provides aggregate loans of up to $160,000,000 including a revolving credit loan (the "Revolving Credit Facility") of up to $80,000,000, a term loan for $40,000,000 ("Term Loan A") and a term loan for an additional $40,000,000 ("Term Loan B"). The maturity date for all borrowings under the Bank Credit Agreement is July 1, 2000.

As of July 4, 1998, the Company had outstanding borrowings under the Bank Credit Agreement of $132,724,000, and $8,882,000 unused under the Revolver net of $730,000 of standby letters of credit. Principal payments since January 3, 1998 have reduced the outstanding amount of the Revolver by $3,607,000. Upon the sale in February 1998, of Jupiter's former office in Rockville, Maryland, the $550,000 mortgage associated with that property was discharged.

Under the terms of the Bank Credit Agreement, substantially all assets are pledged as collateral for the borrowings under the Bank Credit Agreement. The Bank Credit Agreement requires the Company to maintain certain financial ratios and specified levels of tangible net worth, places a limit on the Company's level of capital expenditures and its ability to effect certain types of mergers or acquisitions, and permits the Company to pay dividends on its Common Stock provided certain financial tests are met. Under these financial tests, at July 4, 1998, the Company was not permitted to declare and pay dividends.


The Bank Credit Agreement has been amended several times to modify certain covenants, the latest amendment of which was executed on March 30, 1998 (the "1998 Amendment") to modify certain covenants. Prior to the execution of these amendments, the Company was in technical noncompliance with certain of the financial covenants contained therein or noncompliance was considered to be imminent. In addition to covenant modifications, the 1998 Amendment also included increases in interest rate, effective April 5, 1998, ranging from 1/4% to 1% over the rates in effect prior to that date, revision of the final maturity date for all obligations under the Bank Credit Agreement and modifications to the scheduled repayment of term loans which decreased required payments for 1998 and 1999. All past events of noncompliance as described above have been waived by the syndicate of lenders who are parties to the Bank Credit Agreement. As of July 4, 1998, the Company was in compliance with the covenants under the Bank Credit Agreement. The Company continues to explore alternatives which would reduce the likelihood of future non-compliance with the covenants of the Bank Credit Agreement, including restructuring the long-term debt. Management believes that it will be successful in these efforts. However, no assurance can be given that an acceptable alternative can be agreed upon or that any amendment or restructuring can be achieved on terms acceptable to the Company.

In connection with the 1998 Amendment, approximately $480,000 of deferred loan costs were charged to Other -- net during the first quarter of 1998. This amount represents the unamortized balance of the original loan costs, which were to be amortized over the term of the Bank Credit Agreement, and the new deferred loan costs of approximately $647,000 were recorded in connection with the 1998 Amendment and are being amortized over the remaining term of the Bank Credit Agreement.

The 1998 Amendment required the Company to adopt new cash management procedures which were adopted in the third quarter of 1998. The new procedures include the daily application of customer remittances received by Johnston's lockbox against the Revolving Credit Facility, which management believes will generally enhance the Company's availability under the Revolving Credit Facility. As a result of this lock-box arrangement and in compliance with the Emerging Issues Task Force Issue No. 95-22, ""Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement," the revolving credit loan, which has a maturity date of July 1, 2000, has been classified as a current liability.

The Bank Credit Agreement requires the Company to prepay the principal installments on Term Loan A and Term Loan B, in inverse order of the scheduled maturities, from the net cash proceeds from the sale or liquidation of significant assets.

Cash flow provided by operating activities declined by $536,000 compared to the first six months of 1997, however, 1997 included $2,030,000 net cash provided by discontinued operations. Although total long term financing and short term borrowings have been reduced by approximately 10% over the last twelve months, the Company continues to be highly leveraged in comparison to periods preceding March of 1996. In consideration of the high levels of indebtedness, management has focused efforts on reduction of debt and associated debt service costs. Although available cash has been adequate to sustain the Company's operations, cash used for debt service and debt reduction under the Bank Credit Agreement and cash used in the Company's capital expenditure plan have strained the Company's available liquid assets. Management expects improvements in cash generation from improved operating results, strict cost containment, reduction in inventories, judicious review of its short term capital expenditure plans, and potential use of leasing programs in lieu of cash purchases for portions of its capital investment plan. Although no assurance can be given that cash provided by operating and financing activities will be sufficient, Management believes that through careful planning and constraint of discretionary cash expenditures, cash generated by operations and cash available under the Bank Credit Agreement will be sufficient to satisfy the Company's liquidity requirements for at least the next year.

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

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("(SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement, which provides guidance on accounting for the costs of computer software developed or obtained for internal use, defines "internal use," provides guidance for determination of capital and expensed costs, and is effective for fiscal years beginning after December 15, 1998, but earlier adoption is encouraged. The Company has adopted this statement effective for the first quarter of 1998.

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

On Friday, April 17, 1998, a tornado struck the Company's Opp Mill in Opp, Alabama, damaging the structure's roof and outside walls as well as damaging certain inventory, electronic controls and production equipment contained within the facility. The Opp Mill, which runs a seven day, 24 hour production schedule, resumed partial production on Monday, April 20, 1998 and had all major equipment back in service by Friday, April 24, 1998. Management believes that substantially all losses associated with this storm will be recovered through property and business interruption insurance, however, no assurances can be given as to when or whether acceptable settlements will be reached with the Company's insurance provider.

YEAR 2000 INITIATIVES

As a result of computer programs which historically were written using a two rather than four digit convention to define the year component of dates, a concern commonly known as the Year 2000 ("Year 2000") issue has arisen globally. Computer programs and equipment that use a two digit convention may not be able to differentiate between the 20th and 21st centuries (e.g. "00" could be either 1900 or 2000). This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

The Company screens all new equipment purchases and presently is reviewing its systems and operations to determine what systems imbedded in sophisticated production equipment or support equipment may be vulnerable to Year 2000 issues. This review will be followed with a formal communication program with equipment vendors to certify that the systems are Year 2000 compliant. Remediation steps, if any, will be implemented, though there can be no guarantee that vendors will successfully remediate the equipment systems and that any failure to timely remediate would not have a material effect on the Company's systems.

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

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

No reportable legal proceedings arose in the quarter ended July 4, 1998.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 27, 1998, the Annual Meeting of Stockholders was held at the Company's offices located at 105 Thirteenth Street, Columbus, Georgia 31901. There were present in person or by proxy 9,870,196 shares of Common Stock entitled to vote. The following shares were voted for election of nominees for Director:


          NOMINEE                  NO. OF SHARES IN FAVOR             WITHHELD
          -------                  ----------------------             --------
          J. Reid Bingham                9,821,967                     48,229
          David L. Chandler              9,801,027                     69,169
          John A. Friedman               9,822,767                     47,429
          William J. Hart                9,823,967                     46,229
          Gaines R. Jeffcoat             9,825,467                     44,729
          D. Clark Ogle                  9,824,467                     45,729
          C. Philip Stanley              9,826,467                     43,729

There were no abstentions or broker non-votes applicable to the election of Directors. All the nominees were elected as Directors.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.28   Amendment #4 dated April 2, 1998 to Bank Credit Agreement

     11      Statements of Computation of Per Share Earnings

     27      Financial Data Schedule (Filed Electronically)

(b)  Reports on Form 8-K

     (i) Notice of change in the Registrant's certifying accountant, as filed on Form 8-K dated June 2, 1998, is incorporated by reference herein.

_______________________________________________________________________________

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the undersigned has duly caused this report to be filed on its behalf by the undersigned hereto duly authorized.







                                        JOHNSTON INDUSTRIES, INC.


Dated:  August 18, 1998                 By:  /s/ JAMES J. MURRAY
                                             -------------------
                                             James J. Murray
                                             Executive Vice President and
                                             Chief Financial Officer


                                        By:  /s/ JAMES J. MURRAY
                                             -------------------
                                             James J. Murray
                                             (Principal Accounting Officer)