Form 10-Q
period 1998-10-03
JOHNSTON INDUSTRIES INC
filed 1998-11-17
CIK 41017

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

[X]  For the quarterly period ended October 3, 1998
     ----------------------------------------------

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

Yes       [X]      No       [ ]

The number of shares outstanding of the Registrant's Common Stock as of October 3, 1998 was 10,742,772 shares.

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES


                               INDEX TO FORM 10-Q


                         PART I - FINANCIAL INFORMATION

                                                                                            PAGE(S)

ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                    Condensed Consolidated Balance Sheets
                         October 3, 1998 and January 3, 1998                                    3

                    Condensed Consolidated Statements of Operations
                         Three Months and Nine Months ended October 3, 1998 and
                         September 27, 1997                                                     4

                    Condensed Consolidated Statements of Cash Flows
                         Nine Months ended October 3, 1998 and September 27, 1997             5-6

                    Notes to Condensed Consolidated Financial Statements                     7-11

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                                     12-18


                           PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS                                                                19

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                              19

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                                 19

              SIGNATURE PAGE                                                                   20

              EXHIBIT 10.29 - AMENDMENT # 5 DATED JULY 10, 1998
                    TO BANK CREDIT AGREEMENT                                                21-29

              EXHIBIT 11 - STATEMENTS OF COMPUTATION OF
                    PER SHARE EARNINGS                                                         30

              EXHIBIT 27 - FINANCIAL DATA SCHEDULE
                    (For SEC Use Only)                                                         31

                         PART I - FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              OCTOBER 3,      JANUARY 3,
                                                                 1998           1998
                                                              ----------      ----------

ASSETS
CURRENT ASSETS:
   Cash and Cash Equivalents                                  $   1,236       $   2,284
   Accounts and Notes Receivable Net of Allowance for
      Doubtful Accounts of $1,738 and $2,016                     39,819          34,283
   Inventories (Note 6)                                          55,936          51,083
   Income Taxes Receivable                                        2,572           4,838
   Deferred Income Taxes                                            379             406
   Assets Held for Sale                                           3,468           5,010
   Prepaid Expenses and Other                                     4,909           5,200
                                                              ---------       ---------
      Total Current Assets                                      108,319         103,104

Property, Plant and Equipment-Net                               105,015         113,783

Goodwill - Net                                                   11,006          11,477
Intangible Asset-Pension                                          1,882           1,882
Other Assets                                                      3,469           4,542
                                                              ---------       ---------

Total Assets                                                  $ 229,691       $ 234,788
                                                              =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts Payable                                           $  17,053       $  17,088
   Accrued Expenses                                              12,360          10,264
   Revolving Credit Loan (Note 7)                                69,619          73,995
   Current Maturities of Long-Term Debt (Note 7)                  5,406           3,393
                                                              ---------       ---------
      Total Current Liabilities                                 104,438         104,740

Long-Term Debt - Less Current Maturities (Note 7)                58,667          61,688
Other Liabilities                                                 9,396           9,022
Deferred Income Taxes                                             9,473          10,214

STOCKHOLDERS' EQUITY:
   Common Stock, Par Value $.10 per share; Authorized,
      20,000,000 Shares; Issued 12,467,691                        1,246           1,246
   Additional Paid-In Capital                                    21,445          21,445
   Retained Earnings                                             33,095          34,458
                                                              ---------       ---------
      Total                                                      55,786          57,149
   Less Treasury Stock; 1,724,919 shares                         (8,069)         (8,025)
                                                              ---------       ---------

      Total Stockholders' Equity                                 47,717          49,124
                                                              ---------       ---------

Total Liabilities and Stockholders' Equity                    $ 229,691       $ 234,788
                                                              =========       =========


See notes to Condensed Consolidated Financial Statements

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                      FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                                      ---------------------------   ---------------------------
                                                                      OCTOBER 3,    SEPTEMBER 27,   OCTOBER 3,    SEPTEMBER 27,
                                                                         1998           1997           1998           1997
                                                                      ----------    -------------   ----------    -------------
Net Sales                                                              $ 69,572       $ 78,488        218,474       $ 252,990
                                                                       --------       --------       --------       ---------

Costs and Expenses:
Cost of Sales, excluding Depreciation and Amortization                   55,200         67,697        175,639         209,856
Selling, General and Administrative                                       6,826          7,264         20,753          20,852
Depreciation and Amortization                                             5,117          5,202         15,404          15,878
Restructuring and Impairment Charges                                         (4)            83             96           8,104
                                                                       --------       --------       --------       ---------
Total Costs and Expenses                                                 67,139         80,246        211,892         254,690
                                                                       --------       --------       --------       ---------
Income (Loss) from Operations                                             2,433         (1,758)         6,582          (1,700)

Other Expenses (Income):
   Interest Expense                                                       3,477          3,410         10,141          10,131
   Interest Income                                                         (290)          (213)          (786)           (669)
   Other-Net                                                                201            771            641           1,109
                                                                       --------       --------       --------       ---------
      Total Other Expenses - Net                                          3,388          3,968          9,996          10,571

Realized and Unrealized Investment Gain (Loss)                              (19)           379            (19)            572
                                                                       --------       --------       --------       ---------

Equity in Earnings of Equity Investments                                    114             --            177              --
                                                                       --------       --------       --------       ---------

Loss from Continuing Operations before Tax Benefit                         (860)        (5,347)        (3,256)        (11,699)

Benefit for Income Taxes                                                 (1,000)        (2,058)        (1,893)         (3,325)
                                                                       --------       --------       --------       ---------
Income (Loss) from Continuing Operations                                    140         (3,289)        (1,363)         (8,374)

DISCONTINUED OPERATIONS:
Loss from Discontinued Operations of Jupiter National net of
   applicable income tax benefit $5                                          --             --             --             (11)
Gain on Disposal of Jupiter National net of applicable income tax
  of $60                                                                     --             --             --             137
                                                                       --------       --------       --------       ---------
Income from Discontinued Operations                                          --             --             --             126
                                                                       --------       --------       --------       ---------

Net Income (Loss)                                                           140         (3,289)        (1,363)         (8,248)

Dividends on Preferred Stock                                                 --             --             --              81
                                                                       --------       --------       --------       ---------

Net Income (Loss) Available to Common Stockholders                     $    140       $ (3,289)        (1,363)      $  (8,329)
                                                                       ========       ========       ========       =========

Earnings (Loss) Per Common Share-Basic and Diluted:
   Income (Loss) from Continuing Operations                            $   0.01       $  (0.31)         (0.13)      $   (0.80)
   Discontinued Operations                                                   --             --             --            0.01
                                                                       --------       --------       --------       ---------
      Net Income (Loss) Per Common Share-Basic and Diluted             $   0.01       $  (0.31)         (0.13)      $   (0.79)
                                                                       ========       ========       ========       =========

Dividends Per Share                                                    $     --       $     --             --       $    0.20
                                                                       ========       ========       ========       =========

Weighted Average Number of Common Shares Outstanding                     10,743         10,726         10,743          10,503
                                                                       ========       ========       ========       =========


See notes to Condensed Consolidated Financial Statements

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     FOR THE NINE MONTHS ENDED
                                                                    ---------------------------
                                                                    OCTOBER 3,    SEPTEMBER 27,
                                                                       1998           1997
                                                                    ----------    -------------

OPERATING ACTIVITIES:
CONTINUING OPERATIONS:
   Net Loss from Continuing Operations                               $ (1,363)      $ (8,374)
   Adjustments to Reconcile Net Loss from Continuing Operations to Net Cash Provided by Operating Activities:
      Depreciation and Amortization                                    15,404         15,878
      Restructuring and Impairment Charges                                 --          8,104
      Provision for Bad Debts                                             627            512
      Loss on Disposal of Fixed Assets                                    543              9
      Net Unrealized (Gain) Loss on Portfolio Investments                  19           (572)
      Undistributed Income in Equity Investments                         (177)            --
      Changes in Operating Assets and Liabilities:
         Accounts and Notes Receivables                                (4,663)        (5,164)
         Inventories                                                   (4,853)         9,639
         Deferred Income Taxes                                           (714)        (2,649)
         Prepaid Expenses and Other Assets                                890          1,874
         Accounts Payable                                               1,379         (4,603)
         Accrued Expenses                                               2,162          1,557
         Income Taxes Receivable                                        2,266            223
         Other Liabilities                                                381           (727)
         Other-Net                                                         35           (200)
                                                                     --------       --------

         Total Adjustments                                             13,299         23,881
                                                                     --------       --------

         Net Cash Provided by Continuing Operations                    11,936         15,507

DISCONTINUED OPERATIONS:
   Loss from Discontinued Operations                                       --            (11)
   Gain on Disposal of Discontinued Operations                             --            137
   Cash Provided by Discontinued Operations                                --          1,901
                                                                     --------       --------

         Net Cash Provided by Discontinued Operations                      --          2,027
                                                                     --------       --------

         Net Cash Provided by Operating Activities                     11,936         17,534

INVESTING ACTIVITIES:
   Additions to Property, Plant and Equipment                          (7,578)        (8,065)
   Decrease in Non-Operating Accounts Payable                          (1,414)        (1,698)
   Proceeds from Sale and Leaseback                                       870
   Sale of Jupiter Assets                                                 630             --
                                                                     --------       --------

      Net Cash Used in Investing Activities                            (7,492)        (9,763)
                                                                     --------       --------


                                                                      Continued

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             FOR THE NINE MONTHS ENDED
                                                             --------------------------
                                                             OCTOBER 3,   SEPTEMBER 27,
                                                                1998          1997
                                                             ----------   -------------

FINANCING ACTIVITIES:
   Principal Payments of Long-Term Debt                        (75,876)      (7,100)
   Proceeds from Issuance of Long-Term Debt                     70,384        5,500
   Proceeds from Issuance of Common Stock                           --           36
   Dividends Paid                                                   --       (2,157)
                                                              --------       ------

      Net Cash Used in Financing Activities                     (5,492)      (3,721)

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (1,048)       4,050

CASH AND CASH EQUIVALENTS
   Beginning of Period                                           2,284        1,748
                                                              --------       ------

   End of Period                                              $  1,236        5,798
                                                              ========       ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash Paid (Received) During the Nine Months for:
      Interest                                                $  9,302        8,182
                                                              ========       ======

      Income Taxes                                            $ (3,444)        (771)
                                                              ========       ======


See notes to Condensed Consolidated Financial Statements              Concluded

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements as of and for the three months and nine months ended October 3, 1998 and September 27, 1997 are unaudited. The October 3, 1998 statements include the accounts of Johnston Industries, Inc. ("Johnston"), its direct wholly owned subsidiary, Johnston Industries Alabama, Inc. ("JI Alabama") and its indirect wholly owned subsidiaries, Johnston Industries Composite Reinforcements, Inc. ("JICR") and Greater Washington Investments, Inc. ("GWI") (collectively, the "Company"). All significant intercompany balances have been eliminated in consolidation.

         The September 27, 1997 statements include the accounts of Johnston, JI Alabama, JICR, GWI and JI Alabama's former wholly owned subsidiary, T.J. Beall Company ("TJ Beall").

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information in footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation. All such adjustments, other than those relating to restructuring and loss on impairment, are of a normal recurring nature. Operating results for the three months and nine months ended October 3, 1998 are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 1998.

2.       ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued SFAS 130 "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, gains, expenses, and losses) in a full set of general-purpose financial statements and is effective for financial statements for periods beginning after December 15, 1997. The Company has adopted this statement effective for the first quarter of 1998. For the three and nine month periods ended October 3, 1998 and September 27, 1997 there are no differences between comprehensive income and net income.

         In June 1997, the Financial Accounting Standards Board issued SFAS 131 "Disclosure about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company is required to present the segment disclosures in the current fiscal year; however, disclosure in interim financial reports issued to shareholders is not required during the year of adoption. This statement is effective for financial statements for periods beginning after December 15, 1997.

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

         In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This Statement revises employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This statement is effective for fiscal years beginning after December 31, 1997.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that, at adoption, hedging relationships should be designated anew and that entities recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999.

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

         At June 28, 1997, the remaining portfolio investments were reclassified from net assets of discontinued operations to assets held for sale on the consolidated balance sheet. Beginning with the quarter ended June 28, 1997, the results of operations for these remaining portfolio investments have been reported as income from continuing operations in the consolidated statements of operations and prior periods presented have been restated accordingly.

4.       T.J. BEALL COMPANY

         On March 25, 1996, the Company acquired all of the outstanding common stock of TJ Beall, a broker in cotton by-products located in West Point, Georgia, for shares of nonvoting convertible preferred stock with an estimated value of $3,250,000. In September 1997, an agreement was reached culminating in the sale of substantially all of the assets and current liabilities of TJ Beall to a member of the Beall family. In conjunction with the sale, the Company recorded a note receivable in the amount of $1,500,000 payable in annual installments of $300,000 plus interest at 10% per annum over a five year period.

5.       RESTRUCTURING CHARGES AND LOSSES ON IMPAIRMENT

         During the Second Quarter of 1997, the Company announced its plan to cease manufacturing operations at its Langdale facility, close its outlet store in West Point, Georgia and realign its divisions. The Langdale facility had contained both weaving operations and yarn manufacturing operations. The yarn manufacturing operations were substantially eliminated while selected equipment and associated product offerings of the weaving operations were relocated to other Company facilities. The remainder of the weaving operation at the Langdale facility was closed. The Langdale facility has been retained as warehouse, distribution and potential future manufacturing space for JI Alabama's Fiber Products Division. The sale of the outlet store building closed during December 1997. Beginning in the third quarter of 1997 and continuing through the first quarter of 1998, severance reserves were accrued to restructuring costs as employees were notified of the elimination of their jobs. During the nine months ended October 3, 1998, the Company recorded restructuring charges totaling $96,000 which included $171,000 in severance costs related to closure of the Langdale facility and the 1997 realignment of divisions less a favorable adjustment of $75,000 to the impairment reserve for Jupiter's former office building in Rockville, Maryland, which was sold in February 1998.

6.       INVENTORIES

         Inventories consisted of the following at October 3, 1998 and January 3, 1998:

                                                             OCTOBER 3, 1998           JANUARY 3, 1998
                                                             ---------------           ---------------

         Inventories-FIFO Cost Flow Assumption
              Finished Goods                                   $ 33,747,000              $ 30,367,000
              Work-In Process                                     9,267,000                10,581,000
              Raw Materials and Supplies                         16,497,000                13,607,000
                                                               ------------              ------------
                                                                 59,511,000                54,555,000
         Less LIFO Reserve                                       (3,575,000)               (3,472,000)
                                                               ------------              ------------
         Inventories - LIFO Cost Flow Assumption               $ 55,936,000              $ 51,083,000
                                                               ============              ============

7.       LONG-TERM FINANCING AND SHORT-TERM BORROWINGS

         Long-term debt and short-term borrowings consisted of the following at October 3, 1998 and January 3, 1998:

                                                             OCTOBER 3, 1998           JANUARY 3, 1998
                                                             ---------------           ---------------

              Term Loans                                      $  60,052,000             $  63,040,000
              Revolving Credit Loan                              69,619,000                73,995,000
              Purchase Money Mortgage Debt                          935,000                 1,000,000
              Industrial Development Note
                (net of unamortized discount)                       526,000                   491,000
              Other Loans (mortgage)                                     --                   550,000
              Capital Lease Obligations                           2,560,000                        --

                                                              -------------             -------------
              Total                                             133,692,000               139,076,000
                Less Current Maturities                          (5,406,000)               (3,393,000)
                Less Revolving Credit Loan
                  Classified as Current                         (69,619,000)              (73,995,000)
                                                              -------------             -------------
                                                              $  58,667,000             $  61,688,000
                                                              =============             =============


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

         As of October 3, 1998, the Company had outstanding borrowings under the Bank Credit Agreement of $129,671,000, and $9,739,000 unused under the Revolving Credit Facility net of $642,000 of standby letters of credit. Upon the sale in February 1998 of Jupiter's former office in Rockville, Maryland, the $550,000 mortgage associated with that property was discharged.

         Covenants and Restrictions

         Under the terms of the Bank Credit Agreement, substantially all assets are pledged as collateral for the borrowings under the Bank Credit Agreement. The Bank Credit Agreement requires the Company to maintain certain financial ratios and specified levels of tangible net worth, places a limit on the Company's level of capital expenditures and its ability to effect certain types of mergers or acquisitions, and permits the Company to pay dividends on its Common Stock provided certain financial tests are met. Under these financial tests, at October 3, 1998, the Company was not permitted to declare or pay dividends.

         The Bank Credit Agreement has been amended several times to modify certain covenants, the latest amendments of which were executed on March 30, 1998 (the "March 1998 Amendment") and on July 10, 1998 (the "July 1998 Amendment"). The March 1998 Amendment modified certain covenants and required the Company to enter into certain cash management arrangements which were further defined in the July 1998 Amendment. Prior to the execution of the March 1998 Amendment, technical noncompliance with certain financial covenants was considered to be imminent. In addition to covenant modifications, the March 1998 Amendment also included increases in interest rates, effective April 5, 1998, ranging from 1/4% to 1% over the rates in effect prior to that date, revision of the final maturity date for all obligations under the Bank Credit Agreement and modifications to the scheduled repayment of term loans which decreased required payments for 1998 and 1999. All past events of noncompliance as described above have been waived by the syndicate of lenders who are parties to the Bank Credit Agreement. As of October 3, 1998, the Company was in compliance with the covenants under the Bank Credit Agreement. The Company continues to explore alternatives which would reduce the likelihood of future non-compliance with the covenants of the Bank Credit Agreement, including restructuring the long-term debt. Management believes that it will be successful in these efforts. However, no assurance can be given that an acceptable alternative can be agreed upon or that any amendment or restructuring can be achieved on terms acceptable to the Company.

         In connection with the March 1998 Amendment, approximately $480,000 of deferred costs were charged to Other - net during the first quarter of 1998. This amount represents the unamortized balance of the original loan costs, which were to be amortized over the term of the Bank Credit Agreement, while the new deferred loan costs of approximately $647,000 were capitalized in connection with the March 1998 Amendment and will be amortized over the remaining term of the Bank Credit Agreement.

         The March 1998 Amendment required the Company to adopt new cash management procedures which were defined by the July 1998 Amendment and adopted in the third quarter of 1998. The new procedures include the daily application of customer remittances received by Johnston's lockbox against the Revolving Credit Facility, which management believes will generally enhance the Company's availability under the Revolving Credit Facility. As a result of this lockbox arrangement and in compliance with the consensus opinion of the Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement," the revolving credit loan, which has a maturity date of July 1, 2000, has been classified as a current liability.

         The Bank Credit Agreement requires the Company to prepay the principal installments on Term Loan A and Term Loan B, in inverse order of the scheduled maturities, from the net cash proceeds from the sale or liquidation of significant assets.

8.       EARNINGS PER SHARE

         Earnings per share is not presented on a diluted basis, as the effect of dilutive securities was either anti-dilutive due to net losses or immaterial for all periods presented.

9.INCOME TAXES

         The benefit for income taxes from continuing operations as computed under SFAS No. 109, "Accounting for Income Taxes", is comprised of the following for the nine months ended October 3, 1998 and September 27, 1997:

                                                  1998              1997
                                                  ----              ----

                  Federal:
                   Current                    $(1,184,000)      $(1,501,000)
                   Deferred                      (647,000)       (1,532,000)
                                              -----------       -----------
                                               (1,831,000)       (3,033,000)
                  State:
                   Current                          1,000           (38,000)
                   Deferred                       (63,000)         (254,000)
                                              -----------       -----------
                                                  (62,000)         (292,000)

                  Benefit for income taxes    $(1,893,000)      $(3,325,000)
                                              ===========       ===========


         The reconciliation of the Company's effective income tax benefit rate to the Federal statutory rate from continuing operations of 34% for the nine months ended October 3, 1998 and September 27, 1997 follows:

                                                                          1998               1997
                                                                          ----               ----

                  Federal income tax benefit at statutory rate        $(1,107,000)       $(3,978,000)
                  State income taxes, net of Federal tax benefit          (41,000)          (193,000)
                  Amortization of Goodwill                                159,000            851,000
                  Net Operating Loss Refund (10 year carryback)          (920,000)                --
                  Other - Net                                              16,000             (5,000)
                                                                      -----------        -----------
                                                                      $(1,893,000)       $(3,325,000)
                                                                      -----------        -----------
                  Effective rate                                            58.14%              28.4%
                                                                      ===========        ===========

         The effective tax rates in 1998 and 1997 were affected by the amortization of goodwill, which is not tax deductible. The 1998 tax rate also reflects recognition of a special tax refund as a result of a 10 year net operating loss carryback.

10.      RELATED PARTY TRANSACTIONS

         Redlaw Industries, Inc. ("Redlaw"), a stockholder, is the commissioned sales agent for the Company for substantially all sales of the Company's products into Canada under the terms of a non-exclusive sales agency agreement. For the nine months ended October 3, 1998, there were no sales to Redlaw. As of October 3, 1998 commissions payable to Redlaw were $30,628. Johnston maintains inventory at a customer's warehouse in Ontario, Canada which is supervised by Redlaw. At October 3, 1998, there was approximately $77,434 of inventory located at the warehouse in Canada.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The accompanying condensed consolidated financial statements for the three months and nine months ended October 3, 1998 and September 27, 1997 are unaudited. The October 3, 1998 statements include the accounts of Johnston Industries, Inc. ("Johnston"), its direct wholly owned subsidiary, Johnston Industries Alabama, Inc. ("JI Alabama") and its indirect wholly owned subsidiaries, Johnston Industries Composite Reinforcements, Inc. ("JICR") and Greater Washington Investments, Inc. ("GWI") (collectively, the "Company").

The September 27, 1997 statements include the accounts of Johnston, JI Alabama, JICR, GWI and JI Alabama's former indirect wholly owned subsidiary, T.J. Beall Company ("TJ Beall").

RESULTS OF CONTINUING OPERATIONS

The results of operations for the three months ended October 3, 1998 marks the first quarterly period reporting net income since the three months ended March 27, 1997, and notwithstanding a decline in revenue, reflects continuing improvements resulting from a substantial realignment initiated in 1997. Revenue decline from the third quarter of 1997 is attributed to the elimination of unprofitable operations and product lines during the second half of 1997, and weakness in indirect exports resulting from the currency and financial instability in Russia and Eastern Europe. The third quarter also marked the first time that each operating division had a profitable quarter since prior to the March 1996 acquisitions of Jupiter National, Inc. and T.J. Beall. Consolidated gross margin has improved by one percentage point over the second quarter of 1998 and by six percentage points over the third quarter of 1997. In addition, the Company received a special federal income tax refund during the quarter, resulting in a one-time tax benefit of approximately $700,000. The Finished Fabrics Division has shown marked improvement as evidenced by profitable operating results in the quarter ended October 3, 1998, while JICR, the Company's fastest growing division, continued a trend of increasing sales in the first nine months of 1998.

Net sales for third quarter 1998 decreased $8,916,000 (11.4%) from the third quarter 1997, but increased $508,000 (.7%) over the second quarter 1998. Net sales for the nine months ended October 3, 1998 decreased by $34,516,000 (13.6%) compared with the nine months ended September 27, 1997. Several factors contributed to the change from 1997 periods. Economic difficulties in Eastern Europe as noted above resulted in an approximately $3 to $4 million decrease in sales at the Greige Fabrics Division for the third quarter. Further, TJ Beall, which was sold in September of 1997, recorded sales of $4,949,000 and $13,910,000 for the three and nine months ended September 27, 1997. These declines in sales were partially offset by increases resulting from the fact that the normal plant shutdown for the week of July 4 fell in the second fiscal quarter for 1998 resulting in the third quarter 1998 having 13 weeks of sales and production as opposed to 12 weeks for the third quarter of 1997.

An analysis of changes in net sales by market is as follows:

                               3rd Qtr 1998         YTD 1998
                             Incr/(Decr) from   Incr/(Decr) from
                               3rd Qtr 1997         YTD 1997
                             ----------------   ----------------

         Automotive                681,000         1,571,000
         Industrial             (1,361,000)       (5,625,000)
         Home Furnishings         (544,000)      (10,694,000)
         Apparel                (2,295,000)       (2,913,000)
         Specialty Markets      (5,286,000)      (15,663,000)
         Miscellaneous            (111,000)       (1,192,000)
                                ----------       -----------
         Net Sales              (8,916,000)      (34,516,000)
                                ==========       ===========

- Sales of automotive fabrics for the quarter and for the nine months reflect an increase in demand for a long-standing product of the Company, which has been on the decline for several years. Additionally, sales of a relatively new automotive seat support fabric increased significantly during the quarter.

- Sales of industrial fabrics for the three and nine months ended October 3, 1998 decreased 7.9% and 10.5% respectively as compared to the same periods in 1997. Sales of fabrics for footwear, filtration, rubber products and abrasives declined reflecting a softening of demand.

- Sales of home furnishing fabrics declined by 1.5% and 8.2% from the levels reported for the three months and nine months ended September 27, 1997. Reduced indirect export sales, as noted above, contributed significantly to the decline in home furnishing sales during both the second and third quarters of 1998. Sales of certain discontinued window covering fabrics for 1998 are sharply reduced from the prior year. Decline in sales, particularly third quarter sales, of home furnishing fabrics has been mitigated in part by increased sales of greige (unfinished - for further processing) upholstery fabrics and top of the bed fabrics by the Greige Fabrics Division plus increased sales of napery by the Finished Fabrics Division.

- The Greige Fabrics Division capitalized on certain short-term opportunities to sell apparel fabrics at attractive margins during 1997 and early 1998. Demand from these orders has now been filled and apparel activity has returned to a normal level.

- Reduced sales to specialty markets reflect the disposition of TJ Beall in September 1997 as noted above, but also reflects discontinued sales yarn business formerly located at the Langdale facility, which was closed in 1997. Sales of $1,445,000 and $5,227,000 for yarn produced at Langdale were recorded for the three months and nine months ended September 27, 1997. Sales of composite reinforcement fabrics for the three and nine months ended October 3, 1998 grew by 40.1% and 35.6%, respectively, over levels recorded for the three and nine months ended September 27, 1997.

- Sales of miscellaneous fabrics, which now represent less than 1% of total sales, showed declines from 1997 levels reflecting the Company's discontinuance of certain unprofitable products characterized by short runs and low margins.

The Company's backlog of customer orders was $61,261,000 at October 3, 1998 compared to $69,447,000 at January 3, 1998 and $66,672,000 at September 27, 1997. The decline in order backlog compared to January 3, 1998 and September 27, 1997 reflects the weakness in demand resulting from the currency and economic conditions in Russia and Eastern Europe. The September 1998 backlog, as compared to September 1997, additionally reflects the absence of products discontinued by the Company in connection with the 1997 realignment.

Gross margin, excluding depreciation, as a percentage of net sales for the three and nine months ended October 3, 1998 was 20.7% and 19.6%, respectively, compared to 13.7% and 17.0% for the same periods in 1997. The increases in gross margin reflect elimination of unprofitable products, increased manufacturing efficiencies and reductions in raw material prices mitigated somewhat by lower volumes due to weakness in the indirect export business. The 1997 realignment included closure of the Langdale facility, elimination of certain unprofitable product lines, and relocation of selected manufacturing equipment and products to the Southern Phenix Facility and to the Micolas Facility. During the first quarter of 1998, the Finished Fabrics Division incurred the negative impact of costs for administering the phase out of the discontinued products plus inefficiencies associated with absorption of the relocated production. The third quarter of 1998 reflects continued improvement as these transitional activities were substantially completed during the first quarter of 1998. Contributing in part to the improvement in margins was the reclassification of costs for corporate human resources functions, which were included in costs of sales for 1997, but have been included in general and administrative costs for 1998.

For the three and nine months ended October 3, 1998, selling, general and administrative expenses decreased by $438,000 and $99,000, respectively, from the same periods in 1997. Beginning in April 1997 and continuing through April 1998, the Company incurred professional fees associated with the 1997 realignment. Although associated professional services were substantially concluded in the second quarter of 1998, the nine month periods ending October 3, 1998 and September 27, 1997 include comparable amounts for such professional services. Additionally, for the nine months ended October 3, 1998, approximately $700,000 was included in general and administrative expenses for corporate human resource functions which had been included in cost of sales for 1997.

During the Second Quarter of 1997, the Company announced its plan to cease manufacturing operations at its Langdale facility, close its outlet store in West Point, Georgia and realign its divisions. The Langdale facility had contained both weaving operations and yarn manufacturing operations. The yarn manufacturing operations were eliminated while selected equipment and associated product offerings of the weaving operations were relocated to other Company facilities. The remainder of the weaving operation at the Langdale facility was closed. The Langdale facility has been retained as a warehouse, distribution and potential future manufacturing space for JI Alabama's Fiber Products Division. The sale of the outlet store building closed during December 1997. Beginning in the third quarter of 1997 and continuing through the first quarter of 1998, severance reserves were accrued as restructuring costs as employees were notified of the elimination of their jobs. During the first nine months of 1998, the Company recorded restructuring charges totaling $96,000 which included $171,000 in severance costs related to closure of the Langdale facility and the 1997 realignment of divisions less a favorable adjustment of $75,000 to the impairment reserve for Jupiter's former office building in Rockville, Maryland which was sold in February 1998.

For the three months and nine months ended October 3, 1998, depreciation and amortization expense was $5,117,000 and $15,404,000, respectively, representing decreases of $85,000 and $474,000 from the same periods in 1997. These declines are principally due to the reduction in depreciable assets, from the sale of the assets of TJ Beall in September 1997 and also from the closure of the Langdale facility, which was completed in the fourth quarter of 1997. The decline was partially offset by the impact of additional depreciation resulting from the 1997 and 1998 capital investment plans. Capital investment for the nine months ended October 3, 1998 was $7,578,000 compared to $8,065,000 million for the nine months ended September 27, 1997.

Interest expense was $3,477,000 for the three months and $10,141,000 for the nine months ended October 3, 1998. Interest expense for the first nine months of 1998 represents only a minimal decrease of $10,000 from the level recorded for the same period in 1997. Changes in interest expense include both reduced average borrowings and increased average rates associated with the March 30, 1998 amendment to the Bank Credit Agreement, as discussed below. Obligations under the Company's Bank Credit Agreement at October 3, 1998 were $17,254,000 and $7,364,000 less than obligations at September 27, 1997 and January 3, 1998 respectively. Additionally, the $550,000 mortgage associated with Jupiter's former office in Rockville, Maryland, was discharged upon its sale in February 1998.

In connection with the March 1998 amendment to the Company's Bank Credit Agreement, approximately $480,000 of deferred loan costs were charged to Other-net during the first quarter of 1998. This amount represents the unamortized balance of the original loan costs, which were to be amortized over the term of the Bank Credit Agreement, while the new deferred loan costs of approximately $647,000 were capitalized in connection with the March 1998 Amendment and are being amortized over the remaining term of the Bank Credit Agreement which now matures on July 1, 2000. A net amount of approximately $250,000 was recorded in Other-net during the second quarter of 1998 for insurance proceeds receivable as a result of storm damage at the Greige Fabrics Division's Opp Mill (see discussion below at Legal and Other Matters).

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

At June 28, 1997, the remaining portfolio investments were reclassified from net assets of discontinued operations to assets held for sale on the consolidated balance sheet. Beginning with the quarter ended June 28, 1997, the results of operations for these remaining portfolio investments have been reported as income from continuing operations on the consolidated statements of operations and prior periods presented have been restated accordingly.

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

As of October 3, 1998, the Company had outstanding borrowings under the Bank Credit Agreement of $129,671,000, and $10,039,000 unused under the Revolver net of $642,000 of standby letters of credit. Principal payments since January 3, 1998 have reduced the outstanding amount of the Revolver by $4,376,000. Upon the sale in February 1998, of Jupiter's former office in Rockville, Maryland, the $550,000 mortgage associated with that property was discharged.

Under the terms of the Bank Credit Agreement, substantially all assets are pledged as collateral for the borrowings under the Bank Credit Agreement. The Bank Credit Agreement requires the Company to maintain certain financial ratios and specified levels of tangible net worth, places a limit on the Company's level of capital expenditures and its ability to effect certain types of mergers or acquisitions, and permits the Company to pay dividends on its Common Stock provided certain financial tests are met. Under these financial tests, at October 3, 1998, the Company was not permitted to declare and pay dividends.

The Bank Credit Agreement has been amended several times to modify certain covenants, the latest amendments of which were executed on March 30, 1998 (the "March 1998 Amendment") and on July 10, 1998 (the "July 1998 Amendment"). The March 1998 Amendment modified certain covenants and required the Company to enter into certain cash management arrangements which were further defined in the July 1998 Amendment. Prior to the execution of the March 1998 Amendment, technical noncompliance with certain financial covenants was considered to be imminent. In addition to covenant modifications, the March 1998 Amendment also included increases in interest rates, effective April 5, 1998, ranging from 1/4% to 1% over the rates in effect prior to that date, revision of the final maturity date for all obligations under the Bank Credit Agreement and modifications to the scheduled repayment of term loans which decreased required payments for 1998 and 1999. All past events of noncompliance as described above have been waived by the syndicate of lenders who are parties to the Bank Credit Agreement. As of October 3, 1998, the Company was in compliance with the covenants under the Bank Credit Agreement. The Company continues to explore alternatives which would reduce the likelihood of future non-compliance with the covenants of the Bank Credit Agreement, including restructuring the long-term debt. Management believes that it will be successful in these efforts. However, no assurance can be given that an acceptable alternative can be agreed upon or that any amendment or restructuring can be achieved on terms acceptable to the Company.

In connection with the March 1998 Amendment, approximately $480,000 of deferred costs were charged to Other - net during the first quarter of 1998. This amount represents the unamortized balance of the original loan costs, which were to be amortized over the term of the Bank Credit Agreement, while the new deferred loan costs of approximately $647,000 were capitalized in connection with the March 1998 Amendment and will be amortized over the remaining term of the Bank Credit Agreement.

The March 1998 Amendment required the Company to adopt new cash management procedures which were defined by the July 1998 Amendment and adopted in the third quarter of 1998. The new procedures include the daily application of customer remittances received by Johnston's lockbox against the Revolving Credit Facility, which management believes will generally enhance the Company's availability under the Revolving Credit Facility. As a result of this lockbox arrangement and in compliance with the consensus opinion of the Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement," the revolving credit loan, which has a maturity date of July 1, 2000, has been classified as a current liability.

The Bank Credit Agreement requires the Company to prepay the principal installments on Term Loan A and Term Loan B, in inverse order of the scheduled maturities, from the net cash proceeds from the sale or liquidation of significant assets.

During the quarter ended October 3, 1998, the Company entered into an agreement with Boeing Capital Corporation, a subsidiary of The Boeing Company, which provides for leasing of manufacturing equipment up to $10,000,000, which was subsequently expanded to $15,000,000. As of October 3, 1998, approximately $3,027,000 of equipment had been placed under the leasing program.

Cash flow provided by operating activities plus proceeds from sale and leaseback under the Company's leasing program with Boeing Capital Corporation, as described above, have provided for capital reinvestment of approximately $7,500,000 plus reduction in obligations under the Bank Credit Agreement of $7,364,000. While total long-term financing and short-term borrowings have been reduced by approximately 10% over the last twelve months, the Company continues to be highly leveraged in comparison to periods preceding March of 1996. In consideration of the high levels of indebtedness, management has focused efforts on reduction of debt and associated debt service costs. Although available cash has been adequate to sustain the Company's operations, cash used for debt service and debt reduction under the Bank Credit Agreement and cash used in the Company's capital expenditure plan have strained the Company's available liquid assets. Management expects improvements in cash generation from improved operating results, from continued discipline in cost containment, reduction in inventories, judicious review of its short term capital expenditure plans, and use of leasing programs in lieu of cash purchases for portions of its capital investment plan. Although no assurance can be given that cash provided by operating and financing activities will be sufficient, Management believes that through careful planning and constraint of discretionary cash expenditures, cash generated by operations and cash available under the Bank Credit Agreement will be sufficient to satisfy the Company's liquidity requirements for at least the next year.

ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued SFAS 130 "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, gains, expenses, and losses) in a full set of general-purpose financial statements and is effective for financial statements for periods beginning after December 15, 1997. The Company has adopted this statement effective for the first quarter of 1998. For the three and nine months ended October 3, 1998 and September 27, 1997, there are no differences between comprehensive income and net income.

In June 1997, the Financial Accounting Standards Board issued SFAS 131 "Disclosure about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company is required to present the segment disclosures in the current fiscal year; however, disclosure in interim financial reports issued to shareholders is not required during the year of adoption. This statement is effective for financial statements for periods beginning after December 15, 1997.

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

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This Statement revises employers' disclosures about pensions and other postreitrement benefit plans. It does not change the measurement or recognition of those plans. This statement is effective for fiscal years beginning after December 31, 1997.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that, at adoption, hedging relationships should be designated anew and that entities recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999.

LEGAL AND OTHER MATTERS

The Company is periodically involved in legal proceedings arising in the ordinary conduct of business. Management does not expect that such proceedings will have a material adverse effect on the Company's consolidated financial position or results of operations. During 1997, management became aware of certain industrial espionage activities that targeted the Company and several other textile manufacturers, allegedly carried out by agents of a large competitor. On October 8, 1998, the Company filed suit in Alabama seeking recourse for damages and losses resulting from these alleged activities.

On Friday, April 17, 1998, a tornado struck the Company's Opp Mill in Opp, Alabama, damaging the structure's roof and outside walls as well as damaging certain inventory, electronic controls and production equipment contained within the facility. On October 2, 1998, a settlement was reached with the Company's insurance provider for property damage and business interruption. Payment was subsequently received during October.

From time to time the Company receives unsolicited indications of interest relating to the acquisition of the Company or certain assets of the Company by others. While management and the Board of Directors reviews each offer in accordance with the appropriate discharge of their fiduciary duties to the shareholders of the Company, neither the Company or any of its operations are for sale as management does not believe that an appropriate value is likely to be received given current market conditions.

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

The Company has reviewed significant systems which are not presently Year 2000 compliant. Two major software replacement projects remain for the Company, both of which involve replacing current systems with purchased systems that are Year 2000 compliant. A major software replacement project at the Company's Finished Fabrics Division is well underway and the initial phase of work to replace the major systems at its Fiber Products Division, which are considerably less sophisticated than the Finished Fabrics Systems, is presently underway.

The Company screens all new equipment purchases and presently is reviewing its systems and operations to determine what systems imbedded in sophisticated production equipment or support equipment may be vulnerable to Year 2000 issues. This review is accompanied by a formal communication program with equipment vendors to certify that the systems are year 2000 compliant. Remediation steps, if any, will be implemented, though there can be no guarantee that vendors will successfully remediate the equipment systems and that any failure to timely remediate would not have a material adverse effect on the Company's systems.

As a result of the upgrades described above and assuming the remaining projects are completed in a satisfactory manner, management currently believes that the Year 2000 issue will not pose significant operational problems for the Company's computer systems. The Company anticipates completing the Year 2000 project no later than August 1999. Management believes that the cost of Year 2000 modifications will not have a material effect on results of operations.

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

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

No reportable legal proceedings arose in the quarter ended October 3, 1998.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for a vote of Security Holders during the quarter ended October 3, 1998.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.29    Amendment # 5 dated July 10, 1998 to Bank Credit Agreement

         11       Statements of Computation of Per Share Earnings

         27       Financial Data Schedule (For SEC use only)

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES


                                   SIGNATURES



    Pursuant to the requirements of the Securities and Exchange Act of 1934, the undersigned has duly caused this report to be filed on its behalf by the undersigned hereto duly authorized.













                                            JOHNSTON INDUSTRIES, INC.




Dated:  November 17, 1998                   By:  /s/James J. Murray
                                                 -------------------------------
                                                 James J. Murray
                                                 Executive Vice President and
                                                 Chief Financial Officer




                                            By:  /s/James J. Murray
                                                 -------------------------------
                                                 James J. Murray
                                                 (Principal Accounting Officer)