Form 10-K
period 1999-01-02
JOHNSTON INDUSTRIES INC
filed 1999-04-02
CIK 41017

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

[X]  Annual Report for the period from January 4, 1998 to January 2, 1999
     --------------------------------------------------------------------

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

Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 22, 1999 was $13,821,139. The aggregate market value was computed by reference to the closing price of the stock on the New York Stock Exchange on such date.

For purposes of this response, executive officers, directors and Redlaw Industries, Inc. are deemed to be affiliates of the Registrant and the holdings by non-affiliates was computed as 5,670,211 shares.

The number of shares outstanding of the Registrant's Common Stock as of March 22, 1999 was 10,721,872 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A within 120 days of the close of the Registrant's fiscal year is incorporated by reference in answer to Part III but only to the extent indicated in Part III herein.

                                    PART I.

ITEM 1.  BUSINESS


GENERAL

         Johnston Industries, Inc. ("Johnston") is a consolidated entity which includes its direct wholly owned operating subsidiary, Johnston Industries Alabama, Inc. ("JI Alabama"), and its indirect wholly owned subsidiaries, Johnston Industries Composite Reinforcements, Inc. ("JICR"), and Greater Washington Investments, Inc. ("GWI") (collectively, the "Company").

         Prior to April 3, 1996, consolidated financial statements included the accounts of Johnston, its wholly owned subsidiaries, Southern Phenix Textiles, Inc. ("Southern Phenix") and Opp and Micolas Mills, Inc. ("Opp and Micolas"), JICR,, and its then majority-owned subsidiary, Jupiter National, Inc. ("Jupiter") and Jupiter's wholly-owned subsidiaries, Wellington Sears Company ("Wellington") and GWI, (for such periods, collectively, the "Company").

         The Company is a leading designer, manufacturer and marketer of finished and unfinished (greige) cotton, synthetic and blended fabrics used in a broad range of industrial and consumer applications. The Company's products are sold to a number of "niche" markets, including segments of the home furnishings, hospitality, industrial, automotive and specialty markets. Management believes that it is one of the largest domestic manufacturers of fabrics used for upholstery backing, automotive belts and hoses, and abrasive applications. In addition, the Company reprocesses and markets waste textile fiber and off-quality fabrics for sale to a broad range of specialty markets. The Company also manufactures fabrics used in engineered composite materials serving primarily the recreation and construction markets.

         The Company conducts its operations through four business units: (i) the Greige Fabrics Division, (ii) the Finished Fabrics Division, (iii) the Fiber Products Division, and (iv) JICR as follows:

         Greige Fabrics Division. The Greige Fabrics Division manufactures cotton, synthetic and poly-cotton (blended) unfinished (unbleached, undyed) fabric. The Greige Fabrics product line includes upholstery backing manufactured for the home furnishings market, decorative and print base unfinished goods (upholstery, window treatment and bedding) for the home furnishings and hospitality markets and fabric used in a variety of products manufactured for such automotive and industrial applications as belts, hosing and abrasives. Management believes this division's diversified product line and range of markets to which it sells enable it to mitigate the effects of a long-term decline in any single market. This division's competitive strengths include its (i) long standing relationships with key customers, (ii) proven product quality as evidenced by numerous "Supplier of the Year" and "Preferred Supplier" designations awarded by its customers, (iii) high level of operating efficiency and flexibility resulting from significant capital investment which enable this unit to foster innovative new products and to respond quickly to changing market demands while minimizing manufacturing overheads and (iv) ability to target traditionally more stable markets which have been served by domestic fabric manufacturers such as the industrial and home furnishings markets.

         Finished Fabrics Division. The Finished Fabrics Division is a vertically integrated manufacturer of finished (dyed, treated or coated) fabrics through the application of value-added dyeing and finishing processes to greige fabrics manufactured by this division. The vertically integrated nature of this division offers the potential for significant cost savings, allowing the spinning, weaving, dyeing, and finishing of fabric in one facility. The Finished Fabrics product line includes finished upholstery fabrics manufactured for the mid-priced home furnishings market, the contract seating (i.e., stadium and theater) market and the outdoor decorative (lawn and patio furniture) upholstery market, premium napery (table linen products) for the home and hospitality markets, print cloth for the home and hospitality (top of the bed) markets and coated industrial (filtration and bagging) markets and automotive (seating components, speaker covers, and lining) products. This unit's competitive strengths include its (i) state-of-the-art air jet spinning, yarn dyeing, cloth dyeing and finishing applications and wide-width weaving capability on its dobby looms, (ii) vertically integrated structure which enables the Company to provide a diverse product offering with shorter lead times, allowing the Company to adapt rapidly to changes in customer preferences and (iii) focus on traditionally more stable markets which have been served by domestic textile manufacturers such as the industrial and home furnishings segments.

         Fiber Products Division. The Fiber Products Division reprocesses and markets waste textile fiber and off-quality fabrics converting millions of pounds of waste, which might otherwise be sent to landfills, into raw materials that can be recycled in the textile manufacturing process or used as a low cost substitute in a wide range of consumer and industrial applications. The applications include padding (used in a variety of applications from mattresses to sound proofing in automobiles), clean and reprocessed fiber reintroduced into the textile yarn manufacturing process, wiper cloth and reworked off-quality textile products, such as towels and sheets. This unit's competitive strengths include its (i) position as the only captive fiber reprocessing facility of its size owned by a domestic textile product manufacturer and (ii) focus on the higher margin bedding and absorbent cotton market segments.

         JI Composite Reinforcements. JICR produces a variety of non-crimp multi-axial fabrics from fiberglass, carbon and aramid fibers, which are sold to specialty markets. JICR's products are used in engineered composite materials to replace traditional fiberglass and metal components when superior performance or specific weight characteristics are required. JICR serves the recreation market with materials used in skis, snowboards, hockey sticks, baseball bats, sailing and power yachts and the construction markets with materials used in utility and lighting poles, bridges, oil well platforms and infrastructure rehabilitation projects, such as structural bridge column repair, utility pole repair and pipe rehabilitation.

         In order to maintain its leadership position in the evolving textile industry and to continually improve customer service, the Company has invested from fiscal 1991 to fiscal 1998 approximately $130 million to upgrade, modernize and expand plant operations and reduce production bottlenecks, establishing state-of-the-art vertically integrated, flexible manufacturing capabilities with low cost structures. The Company's Greige Fabrics operations are highly flexible as many of its current fabrics may be produced at more than one of its three manufacturing facilities. This division allocates such production to its facilities based on the technological features of the equipment needed, available capacity and to maximize throughput efficiency. In addition to producing fabric in a greige state or a variety of finished states, the Company can produce fabrics in a broad range of widths, including 125 inch width jacquard fabric which the Company believes only one other manufacturer can provide.

RECENT HISTORY AND DEVELOPMENTS

         The Company was incorporated in 1987 as a successor to a New York corporation of the same name formed in 1948. The Company's principal offices are located at 105 Thirteenth Street, Columbus, Georgia 31901, telephone number
(706) 641-3140.

         Prior to March 1996, the Company conducted its operations through its wholly owned subsidiaries, Opp and Micolas, Southern Phenix, JICR, and one majority-owned subsidiary, Jupiter. Each of the four business units operated with a great deal of autonomy. During this time, Southern Phenix, and, to a lesser degree, Opp and Micolas, enjoyed long-standing reputations as innovative textile manufacturers serving niche markets.

         In 1987, the Company acquired a 28.4% interest in Jupiter, a publicly traded company engaged in venture capital investments. Over time, and as Jupiter invested in textile operations, the Company gradually increased its ownership until it reached 54.2% in January, 1995. On March 28, 1996, the Company acquired the outstanding minority interest of Jupiter for a total purchase consideration of $45.9 million dollars, funded substantially from new bank borrowings. Also in March 1996, the Company acquired the T. J. Beall Company ("TJ Beall"), a specialized textile waste broker, for a combination of preferred stock and the conversion of certain outstanding indebtedness from TJ Beall into intercompany obligations. In connection with these acquisitions, the Company's organizational structure was altered centralizing the sales and marketing functions for all units at the corporate level and removing much of the control over operations from unit level managers. However, the Company did not consolidate the basic administrative functions, such as accounting and management information services of the acquired operations.

         Subsequently, the Company determined that the organizational changes introduced upon the acquisition of Jupiter, together with the failure to take appropriate measures to consolidate overlapping administrative functions, contributed to disappointing operating performance from certain of the Company's textile operations including TJ Beall. These factors, along with delays and shortfalls in liquidating the venture capital portfolio of Jupiter, adversely restricted the Company's liquidity and its ability to successfully capitalize on the opportunities created by the acquisitions.

         In order to reinvigorate entrepreneurial spirit and bottom line accountability among the Company's employees, the Company realigned its operations into its four current business units during 1997 (the "1997 Realignment") and established measures to achieve substantial cost reductions, principally through the elimination of redundant administrative functions and the divestiture of unprofitable operations. The new structure aligned sales, marketing, production and administration by product-oriented operating divisions, with the Company's corporate headquarters coordinating strategies, finance and capital allocations and identifying and capitalizing on synergistic opportunities among the units. The Company has continued to build upon the foundation of the 1997 Realignment during 1998. Significant elements of the 1997 Realignment include:

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

- Reduce Operating Costs. In Fiscal 1997 and 1998, the Company consolidated or sold unprofitable, non-core operations and assets acquired in the Jupiter and TJ Beall acquisitions. In addition, management decreased the Company's number of business units from five to four and reduced divisional general and administrative staffs; redistributed products at each facility; centralized certain support functions such as management information services; and simplified the manufacturing process by redesigning certain Finished Fabrics product lines. This program eliminated approximately 325 jobs (primarily in the third and fourth quarters of fiscal 1997) without impairing the quality of the Company's products or sacrificing profitable sales.

- Improve Management Information Systems. The Company is currently installing an integrated procurement, inventory, manufacturing management and customer order system at both the Finished Fabrics and the Fiber Products Divisions and is re-engineering many of the associated business processes around this system. When this project is completed, management believes its access to divisional information and key decision-making tools will be significantly enhanced and many computer processes will be streamlined. The second phase of the implementation at the Finished Fabrics Division was placed in operation in July 1998. Both divisions are expected to be fully operational by August 1999.

- Improve Product Line Management. During 1997 and 1998, management focused considerable attention and resources on improving product line profitability and identifying opportunities to strengthen its market position in its key niche markets. As a result, the Company strategically exited certain product lines or elements of product lines, and has successfully obtained price increases for other lines. Product line profitability has also been enhanced by significant cost savings, including negotiating lower brokerage commissions and better management of sample production and product design parameters.

         On September 29, 1997 and in conjunction with the 1997 Realignment, the Company's management reached an agreement to sell the assets of TJ Beall to a member of the Beall family. The sale was executed for consideration including surrender of the Series 1996 Preferred Stock, which had been issued as part of the purchase consideration of the TJ Beall acquisition, and execution of a promissory note in the amount of $1,500,000 payable in annual installments over 5 years. This divestiture eliminated an operation which had been unprofitable during the Company's brief ownership and also eliminated large cyclical cash requirements inherent in the gin mote business.

CUSTOMERS AND BACKLOG

         The Company sells its products to approximately 3,500 customers with net sales to the single largest customer accounting for 5%, 6%, and 5% of total sales for the fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996.

         The Company traditionally manufactures approximately 75% of its production against firm orders with finishing, packaging and other specifications generally determined by its customers. At January 2, 1999, the Company's backlog of orders was approximately $49.4 million compared to $69.4 million at January 3, 1998 and $88.5 million at December 28, 1996. Historically, the Company's backlog of orders is completed and realized as sales in approximately 2 1/2 months.

         The reduced order backlog at January 2, 1999, as compared to January 3, 1998, includes the impact of currency and economic difficulties in Eastern Europe, Asia and South America as well as the resulting reduction in domestic demand. The 1998 year end order backlog for outdoor furniture fabrics was much lighter compared to prior years as certain customers switched to low cost Asian imports. Demand has slowed significantly for the Company's upholstery substrate fabrics which were sold by its customers to eastern European markets. Although consolidated order backlog returned to $66.7 million by February 27, 1999, management believes that world and domestic economic conditions will impact demand through at least the first two quarters of 1999, and perhaps longer for certain markets.

         The decrease in backlog of orders from December 28, 1996 to January 3, 1998 resulted largely from the Company's elimination of unprofitable operations and products during 1997 including TJ Beall which was sold in September 1997. Open orders for TJ Beall were $16.3 million at December 28, 1996.

          For the year ended January 2, 1999, the Company's production facilities operated at approximately 66% of normal aggregate capacity. Management believes the Company's production capability is sufficient to accommodate existing and new production orders.

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

         JICR manufactures fabrics, which are sold in specialty markets and used in engineered composite materials, consisting of a variety of non-crimp multi-axial fabrics manufactured from fiberglass, carbon and aramid fibers. Composite reinforcement fabrics produced by the Company include its proprietary Vectorply(R) fabrics. The Company's composite reinforcement fabrics are used in a variety of industrial, transportation, marine and sporting goods applications, from sea walls and roof panels to motor campers and heavy trucks to large yachts and off-shore racing boats to water skis, baseball bats and hockey sticks.

         For the year ended January 2, 1999, approximately 77% of the Company's fabric was manufactured for the home furnishings and industrial segments of the textile market; the balance was for the automotive segment, basic apparel, including commercial uniform manufacturers (ducks, twills and bull denims), and specialty markets, which in 1998 primarily involved sales of yarn, recycled textile fibers and composite reinforcement fabrics. The following table sets forth the percentage of sales by product type:

                               JANUARY 2,     JANUARY 3,    DECEMBER 28,
                                 1999           1998           1996
                               ----------    -----------    ------------

Automotive                         4%             3%             3%
Industrial                        22%            25%            24%
Home Furnishings                  55%            49%            53%
Apparel                            2%             4%             2%
Specialty Markets                 17%            19%            17%
Miscellaneous                      0%             0%             1%
                                 ---            ---            ---
                                 100%           100%           100%
                                 ===            ===            ===

         Outside of the United States, the Company principally markets its products in Europe, Canada, and Mexico primarily through its direct sales force. For the year ended January 2, 1999, the international direct sales volume constituted approximately 7% of sales. Although no assurances can be given that its plans will be successful, the Company's is exploring opportunities to expand its sales into international markets.

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

         In order to improve customer service and maintain its leadership position in the constantly evolving textile industry, the Company has maintained an aggressive capital improvement program across all of its units for the past few years. For fiscal 1991 through 1998, the Company invested approximately $130 million to upgrade and modernize plant operations and to reduce bottlenecks, establishing state-of-the-art, vertically integrated, flexible manufacturing capabilities with low cost structures. Of these expenditures, capital improvement for the year ended January 2, 1999 was $9.1 million compared to $10.4 million at January 3, 1998 and $20.5 million for the year ended December 28, 1996. The Company's extensive capital expenditure program over this period has resulted in the conversion of substantially all of its mills to open-end or air jet spinning and shuttleless weaving. Future capital expenditures will be driven by market opportunities evaluated against the cost of funds.

         The Company spins its own yarn primarily using Rieter(R) and Schlafhorst(R) open-end automatic rotor spinning machines, Murata(R) air jet spinning machines and some ring spinning equipment. Open-end and air jet are fully automated spinning processes which yield an excellent quality yarn that is produced using highly efficient processes. Fabric is manufactured on a variety of shuttleless looms using rapier, projectile and air jet technologies, as well as a few shuttle looms. Additionally, the Company manufactures non-woven (stitchbond, chima, and weft insertion warp knitted) fabrics using a variety of specialized machines. As of January 2, 1999, the Company's mills have an annual capacity of approximately 186 million linear yards of woven fabric (approximately 104 million pounds), 6 million pounds of non-woven (stitchbond, chima and weft insertion warp knitted) fabric, approximately 137 million linear yards of value-added finishing, approximately 3 million pounds of sales yarn, approximately 12 million pounds of non-woven fabric and composite reinforcements fabrics manufactured from man-made synthetic fibers, approximately 67 million pounds of waste textile fiber and fabric reclamation, and approximately 53 million pounds of bonded non-woven fabric (manufactured through reclamation of textile waste products).

         The Company's mix of a variety of types of equipment, each with distinct capabilities, permits it to produce many products in either a "greige" state (i.e., unbleached and undyed as taken from the loom), a "finished" or converted state (e.g., dyed, treated and/or coated) or both. Greige fabrics are sold directly to manufacturers which have their own converting departments or finishing facilities and to fabric converters who dye and print unfinished fabrics and, in some instances, are finished internally on a contract basis by the Finished Fabrics Division.

DISTRIBUTION AND MARKETING

         The Company's marketing activities, which are organized by operating division and by product, utilize in-house sales personnel, commissioned sales agents and independent brokers. In the aggregate, the Company employs a 43 person in-house sales force and utilizes approximately 32 commissioned sales agents and brokers. For the year ended January 2, 1999, approximately 84% of revenues were generated by in-house sales personnel, with 16% generated by commissioned sales agents and independent brokers. Fabrics sold through in-house personnel include home furnishings, abrasive, napery, rubber products, filtration, duck, wipe cloth, reprocessed waste products and various industrial fabrics. Mattress pads, certain of the Company's upholstery fabrics, and a significant portion of composite reinforcement fabrics are sold through commissioned sales agents.

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

         Although management believes that, in general, the Company is not directly affected by foreign competition; from time to time, there is an indirect effect. Recently, certain of the Company's outdoor furniture and home furnishings products have experienced competition from imports. While such direct foreign competition arose only recently, management believes that such competition may not be permanent and that the Company has sufficient competitive advantages to regain market share over the long term.
Periodically, when total domestic textile sales volume is reduced as a result of increased imports, the companies that are directly affected (generally fashion and apparel manufacturers) search for sales volume in other product groups to replace their lost volume. Historically, this has resulted in increased competition and price pressures with respect to certain fabrics, most notably in lower margin commodity fabrics which may be produced by a number of the Company's competitors.

RAW MATERIALS

         The Company utilizes cotton, polyester and other natural and synthetic fibers in its manufacturing operations. Currently, the supplier for most of its polyester fiber is Wellman, Inc., formerly Fiber Industries, Inc. ("Wellman"). The Company does not have a long-term agreement with Wellman and does not maintain long-term supply contracts with Wellman or any other synthetic fiber suppliers. Other potential suppliers of polyester include DuPont and Hoechst-Celanese, as well as a number of other domestic and foreign sources. The Company purchases cotton through approximately ten established merchants with whom it has long standing relationships. The majority of the Company's purchases are executed using "on-call" contracts. These on-call arrangements are used to insure that an adequate supply of cotton is available for the Company's requirements. Under on-call contracts, the Company agrees to purchase specific quantities for delivery on specific dates, with pricing to be determined at a later time. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time of the Company's election to fix specific contracts. Management believes that adequate supplies of cotton, polyester and its other fiber needs are available in the open market and should supplies of cotton, polyester or other fibers cease to be available from any of the Company's principal suppliers, management does not expect any significant difficulty in obtaining fibers from one or more other suppliers.

EMPLOYEES

         As of February 27, 1998, the Company had approximately 2,600 full-time employees, none of whom is covered by collective bargaining agreements. The Company believes its relations with its employees are good.

INVESTMENT ACTIVITIES

         The investment activities of the Company were acquired in connection with its acquisition of Jupiter on March 28, 1996 and are principally conducted through Johnston's indirect wholly-owned subsidiary, GWI. The Company's plan is to effect the divestiture of its non-textile industry investments. Since the March 28, 1996 acquisition, twelve investments have been sold with six remaining as of January 2, 1999. These remaining investments include debt securities with maturities ranging from 1999 to 2004, equity securities, and one real estate investment. No additional funding or investment of any significant amount is contemplated while such investments are held for sale. Because of the speculative nature of GWI's investments, and the lack of any ready market for most of its investments when purchased, there is minimal liquidity and a significantly greater risk of loss on each investment than is the case with traditional investment companies. The carrying value of the remaining six securities included (i) five investments totaling $3.3 million, which were recorded as assets held for sale on the balance sheet at January 2, 1999 plus (ii) one investment totaling $1 million which was recorded as a note receivable on the balance sheet at January 2, 1999. This note receivable was subsequently paid in full during March 1999. The "fair value" reflects the value expected to be realized by the Company upon sale of the securities after consideration of the Company's plans to liquidate the venture capital segment.

         THIS REPORT CONTAINS CERTAIN "FORWARD LOOKING STATEMENTS." THESE STATEMENTS ARE AN ATTEMPT TO PREDICT FUTURE OCCURENCES AND ARE INTENDED TO BE COVERED BY THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD LOOKING STATEMENTS ARE IDENTIFIED BY WORDS SUCH AS "BELIEVES," "EXPECTS," "ANTICIPATES" AND SIMILAR EXPRESSIONS.

RISK FACTORS AND INVESTMENT CONSIDERATIONS

         The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for the first quarter of 1999, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

         The Company believes it has benefited and continues to benefit substantially from the skills, experience and efforts of its senior management. The loss of the services of members of the Company's senior management could have a material adverse effect on the Company's business and prospects. For Biographies of Executive Officers, See Executive Officers of Johnston Industries, Inc. below and for Biographies of Directors, See the Registrant's Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders.

         Additional or related factors which could affect the Company's actual results and could cause the Company's actual consolidated results for the first quarter of 1999, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company include:

                  The effects of, and changes in, trade, monetary and fiscal policies, laws and regulations, other activities of governments, agencies and similar organizations, and social and economic conditions, such as trade restrictions or prohibitions, inflation and monetary fluctuations, import and other changes or taxes, the ability or inability of the Company to obtain, or hedge against, foreign currency, foreign exchange rates and fluctuations in those rates, loss of international contracts or lower international revenue resulting from increased expenses associated with overseas operations, the impact of foreign labor laws and disputes, adverse effects arising out of political unrest, terrorist activity, nationalizations and unstable governments and legal systems, and intergovernmental disputes and the possibility of a decline in domestic demand as a result of any of the foregoing;

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

                  Continued or increased dumping of low priced textile products into the US markets by predatory foreign producers;

                  The amount, and rate of growth in, the Company's selling, general and administrative expenses, and the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, asset valuations and organizational structures;

                  The potential adverse effect of significant upward fluctuation of raw material costs as specifically experienced in 1995 and 1996 plus difficulties in obtaining raw materials, supplies, power and natural resources and any other items needed for the production of products;

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

                  The effects of changes within the Company's organization or in compensation and benefit plans, the ability of participants of the employee stock purchase plan to satisfy obligations under the plan guaranteed by the Company, any activities of parties with which the Company has an agreement or understanding, including any issues affecting any investment or joint venture in which the Company has an investment, the amount, type and cost of the financing which the Company has, and any changes to that financing; and

                  The ability to integrate any future acquisitions into the Company's existing operations and unexpected difficulties or problems with such acquired entities including inadequate production equipment, inadequate production capacity or quality, outdated or incompatible technologies or an inability to realize anticipated synergies and efficiencies, whether within anticipated time frames or at all.

EXECUTIVE OFFICERS OF JOHNSTON INDUSTRIES, INC.

         HAROLD HARVEY, age 58, has served as President of the Greige Fabrics Division since the first quarter of 1999. Prior to that time he was the Principal of Harvey TMC International, a textile consulting firm, since 1994. Mr. Harvey was the Chief Executive Officer of Carrington Viyella from 1992 until 1994 and Chief Executive Officer of John Foster and Sons plc from 1988 until 1992. For more than five years prior to that time, he had served in various consulting and textile management positions.

         WILLIAM I. HENRY, age 58, has served as President of the Finished Fabrics Division since February 5, 1998. Prior to that time, he served as Executive Vice President from May 12, 1997 to February 5, 1998, Vice President of Operations from April 1996 to May 12, 1997, and Vice President of Product and Operations Planning from January 1993 to April 1996. For more than five years prior he had served as Vice President, Operations of Southern Phenix.

         OWEN J. HODGES, III, age 44, has served as President of the Fiber Products Division since February 5, 1998. Prior to that time, he served as Vice President - Manufacturing of the Company from April 1996 to February 1998 and Vice President - Operations of Wellington Sears since its formation in November 1992. For more than three years prior, Mr. Hodges was Vice President of Manufacturing for the Custom Fabrics Division of WestPoint Pepperell.

         DONALD L. MASSEY, age 53, has served as President of Johnston Industries Composite Reinforcements, Inc. since February 5, 1998. Prior to that time, he served as Executive Vice President from May 12, 1997 to February 5, 1998 and as Vice President of the Company and President-Home Furnishings-Sales and Marketing of Johnston Industries Alabama, Inc. from April 1996 to May 12, 1997. Mr. Massey was President and CEO of Johnston Industries Composite Reinforcements, Inc. from March 31, 1992 until March 31, 1996. From December 1, 1990 until March 30, 1992, Mr. Massey was President and CEO of Fiber and Fabrics Marketing, and for more than 5 years prior to that, he served as Senior Vice President for world sales of denim for Dominion Textiles.

         JAMES J. MURRAY, age 38, has served as Executive Vice President and Chief Financial Officer since September 22, 1997. Prior to that time, he was Managing Director of Corporate Transaction Services for KPMG LLP since March 1996 and had served in a variety of capacities with KPMG LLP from January 1984 to March 1996. Prior to that time, Mr. Murray was a tax accountant in private industry.

         D. CLARK OGLE, age 52, has served as President and Chief Executive Officer since March 20, 1998. Prior to that time, Mr. Ogle served as Managing Director of National Strategic and Operational Improvement Consulting for KPMG LLP. From April 1987 to October 1996, he served as CEO for a number of companies including Victory Markets, Inc., Teamsports, Inc., WSR Corporation, Consumer Markets, Inc., and Peter J. Schmitt Co., Inc. Mr. Ogle was Executive Vice President and Chief Operating Officer, then President and Chief Executive Officer, of Scrivner, Inc. for more than five years prior to that time.

         F. FERRELL WALTON, age 54, has served as Vice President, Secretary and Treasurer of the Company since November 14, 1997 and prior to that time, had served as Secretary and Treasurer from September, 1994 to November 14, 1997. Mr. Walton served as Director of Financial Operations for the Company from April 1, 1993 to September, 1994 and for more than five years prior to that time was Vice President, Finance of Opp and Micolas.

ITEM 2.  PROPERTIES

         Set forth below is a listing of facilities owned and leased by the Company for each division describing the principal use and approximate size, in square feet, of each facility.


         FACILITY                     LOCATION              PRINCIPAL USE             FLOOR      OWNED/
                                                                                     SPACE IN    LEASED
                                                                                      SQ FT
-------------------------------------------------------------------------------------------------------
Johnston Industries, Inc.
     Executive Offices           Columbus, Georgia          Admin. Offices            20,000      Owned
     NY Sales Office             New York, New York         Sales/Marketing           10,000     Leased
-------------------------------------------------------------------------------------------------------
Greige Fabrics Division
     Opp Plant                   Opp, Alabama               Manufacturing/           339,000      Owned
                                                            Warehousing
     Micolas Plant               Opp, Alabama               Manufacturing/           430,000      Owned
                                                            Warehousing
     Columbus Plant              Columbus, Georgia          Manufacturing/           572,000      Owned
                                                            Warehousing
     Warehouse                   Opp, Alabama               Warehousing               92,000     Leased
-------------------------------------------------------------------------------------------------------
Finished Fabrics Division
     Marketing & Sales Ctr.      Valley, Alabama            Sales/Marketing           23,000      Owned
     Southern Phenix Plant       Phenix City, Alabama       Manufacturing/           629,000      Owned
                                                            Warehousing
     Stitchbond Plant            Phenix City, Alabama       Manufacturing             76,000      Owned
     Shawmut Plant               Valley, Alabama            Manufacturing/           493,000      Owned
                                                            Warehousing
     Cusseta Plant (1)           Columbus, Georgia          Warehousing               54,000      Owned
     Textest                     Valley, Alabama            UL Testing Lab             5,000      Owned
     State Docks Warehouse       Phenix City, Alabama       Warehousing               83,000     Leased
-------------------------------------------------------------------------------------------------------
Fiber Products Division
     Utilization Plant           Valley, Alabama            Manufacturing            175,000      Owned
     Lantuck Plant               Lanett, Alabama            Manufacturing             42,000     Leased
     Langdale Plant              Valley, Alabama            Warehousing/             441,000      Owned
                                                            Light Mfg.
     DeWitt Plant                DeWitt, Iowa               Manufacturing            115,000      Owned
-------------------------------------------------------------------------------------------------------
JICR
     Stitchbond Plant (2)        Phenix City, Alabama       Manufacturing
     Warehouse                   Phenix City, Alabama       Warehousing               26,000     Leased
-------------------------------------------------------------------------------------------------------


(1) See Properties Held for Disposition below for further discussion of Cusseta Plant.
(2) JICR leases approximately 37,000 of the 76,000 square foot Stitchbond Plant which is shared with the Finished Fabrics Division.

         Set forth below is the manufacturing capacity of each operating division by product line and the average percent of capacity operated for the year ended January 2, 1999 for each division and the Company as a whole.


                                      (Units Presented in Millions)
---------------------------------------------------------------------------------------------------------
PRODUCT                                     GREIGE       FINISHED       FIBER          JICR         TOTAL
     UNIT                                  FABRICS       FABRICS       PRODUCTS
                                           DIVISION      DIVISION      DIVISION
---------------------------------------------------------------------------------------------------------
Weaving Capacity
     Linear Yards                            137            49                                       186
     Pounds                                   73            31                                       104
Sales Yarn Capacity
     Pounds                                    3                                                       3
Non-Woven Capacity
     Pounds                                                  6            53            12            71
Waste Textile and Fiber Reclamation
     Pounds                                                               67                          67
Value Added Finishing Capacity
     Linear Yards                                          137                                       137

Percent Capacity Utilization - 1998           78%           61%           64%           50%           66%
---------------------------------------------------------------------------------------------------------


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

PROPERTIES HELD FOR DISPOSITION

         The Finished Fabrics Division's former Cusseta Plant in Columbus, Georgia is presently listed for sale with a commercial real estate broker. This facility, which had once been a fabric coating operation and more recently used for warehousing, is located at 628 5th Street in Columbus, Georgia, and includes a 54,000 square foot brick building located on a parcel of land approximately 5.3 acres in size.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is periodically involved in legal proceedings arising out of the ordinary conduct of its business. Management does not expect that the resolution of these proceedings will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. During 1997, management became aware of certain industrial espionage activities that targeted the Company and several other textile manufacturers, allegedly carried out by agents of a large competitor. On October 8, 1998, the Company filed suit in Alabama seeking recourse for damages and losses resulting from these alleged activities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders during the quarter ended January 2, 1999.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's common stock has traded on the New York Stock Exchange under the symbol "JII" since December 1987. The following table indicates the high and low closing sales prices for the common stock as quoted on the New York Stock Exchange composite tape for the periods indicated below.



         INCLUDES NYSE TRADING ONLY              PRICE RANGE
         --------------------------              -----------

                                            HIGH              LOW
                                            ----              ---
         Quarter Ended:


         January  2, 1999                 $4                $2  13/16
         October 3, 1998                   4  5/8            3
         July 4, 1998                      6                 4  9/16
         April 4, 1998                     6  1/16           4  5/16


         January  3, 1998                 $6  3/4           $4  1/4
         September 27, 1997                6  13/16          5  1/2
         June 28, 1997                     8  1/8            6  1/8
         March 29, 1997                    8  3/8            7


         Holders of common stock are entitled to such dividends as may be declared and paid out of funds legally available for payment of dividends. The Company's amended bank credit agreement permits the Company to pay dividends on its common stock provided it is in compliance with various covenants and provisions contained therein, which among other things, limits dividends and restricts investments to the lesser of: (a) 20% of total assets of the Company, on a fully consolidated basis, as of the date of determination thereof; (b) $5 million plus 50% of cumulative consolidated net income for the period commencing on January 1, 1997, minus 100% of cumulative consolidated net loss for the consolidated entities for such period, as calculated on a cumulative basis as of the end of each fiscal quarter of the consolidated entities with reference to the financial statements for such quarter. Regular quarterly dividends were paid from September 28, 1990 to June 28, 1997. No dividends have been paid since August, 1997, when the Company suspended dividend payments. The Company does not expect to resume the payment of dividends for the forseeable future. The number of shareholders of record at January 2, 1999 was approximately 700.

                                                                 JANUARY 2, 1999


ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data for the years ended January 2, 1999, January 3, 1998 and December 28, 1996, the six month period ended December 30, 1995 and for each of the full fiscal years in the two year period ended June 30, 1995. The statement of operations data for the years ended January 2, 1999, January 3, 1998 and December 28, 1996 and the balance sheet data as of January 3, 1999 and January 2, 1998 have been derived from the Company's consolidated financial statements included elsewhere in this report. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and the notes thereto.


                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        YEAR          YEAR        YEAR        SIX MONTHS         FISCAL YEAR
                                                        ENDED         ENDED       ENDED         ENDED           ENDED JUNE 30,
                                                       JAN. 2,       JAN.3,      DEC. 28,      DEC. 30      ---------------------
                                                      1999 (1)      1998 (1)       1996        1995 (2)      1995 (3)     1994
                                                     ---------     ---------     ---------    ----------    ---------   ---------

STATEMENT OF OPERATIONS:
Net sales                                            $ 283,724     $ 332,537     $ 321,883     $ 148,773    $ 262,279   $ 159,904
Income (loss) from continuing operations                  (608)       (8,622)       (2,183)       (6,348)       6,889       7,409
Income (loss) from discontinued operations                  --           126         5,582           158          986        (914)
Extraordinary loss                                          --            --          (527)           --           --          --
Net income (loss)                                         (608)       (8,496)        2,872        (6,190)       7,875       6,495
Dividends on preferred stock                                --           (82)         (125)           --           --          --
Net income (loss) available to common stockholders   $    (608)    $  (8,578)    $   2,747     $  (6,190)   $   7,875   $   6,495
Earnings (loss) per common share-basic:
     Income (loss) from continuing operations        $    (.06)    $    (.82)    $    (.22)    $    (.60)   $     .65   $     .68
     Income (loss) from discontinued operations            .--           .01           .53           .01          .09        (.08)
     Extraordinary loss                                    .--           .--          (.05)          .--          .--         .--
     Earnings (loss) per common share                $    (.06)    $    (.81)    $     .26     $    (.59)   $     .74   $     .60
Income (loss) from continuing operations
     to sales %                                           (.21)%       (2.59)%        (.68)%       (4.27)%       2.63%       4.63%
Net income (loss) to sales %                              (.21)%       (2.55)%         .89%        (4.16)%       3.00%       4.06%
Net income (loss) available to common stockholders
     to sales %                                           (.21)%       (2.58)%         .85%        (4.16)%       3.00%       4.06%
BALANCE SHEET DATA:
Total assets                                         $ 219,539     $ 234,788     $ 269,264     $ 240,539    $ 232,402   $ 140,194
Long-term debt - less current maturities                51,109        61,688       144,191       110,755       83,560      36,216
Stockholders' equity                                    48,274        49,124        59,192        55,179       63,427      59,808
OTHER DATA:
Equity per share                                     $    4.50     $    4.57     $    5.53     $    5.22    $    5.93   $    5.51
Dividends per share                                        .--          .200          .400          .200         .390        .345
Depreciation and amortization                           19,895        21,370        19,715         8,874       13,766      10,202
Capital expenditures                                     9,136        10,363        20,527        17,781       21,448      12,701
Return on beginning assets                                (.26)%       (3.13)%        1.19%        (2.66)%       5.62%       4.77%
Return on beginning equity                               (1.24)%      (14.35)%        5.20%         (.96)%      13.17%      10.79%


---------------
(1) Earnings per common share-diluted are not presented as they are either antidilutive in periods for which a loss is presented or immaterial.

(2) Effective September 1995, the Company's year end closing date was changed to the Saturday closest to December 31. Therefore, the Company's transition period 1995 ended on December 30, 1995.

(3) The operations of Jupiter, a majority-owned subsidiary, have been included in the consolidated financial statements from January 1, 1995 forward. On March 28, 1996 Jupiter became a wholly owned subsidiary of the Company.

Note: See Notes 2, 3, and 4 of the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion of certain transactions impacting the years ended January 2, 1999, January 3, 1998 and December 28, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The operations of Johnston Industries, Inc. ("Johnston") include its direct wholly owned operating subsidiary, Johnston Industries Alabama, Inc., and its indirect wholly owned subsidiaries, Johnston Industries Composite Reinforcements, Inc. ("JICR"), and Greater Washington Investments, Inc. ("GWI") (collectively, the "Company").

         Prior to April 3, 1996, the consolidated financial statements included the accounts of Johnston, its wholly owned subsidiaries, Southern Phenix Textiles, Inc. ("Southern Phenix"), Opp and Micolas Mills, Inc. ("Opp and Micolas"), and JICR; its majority owned subsidiary, Jupiter National, Inc. ("Jupiter") and Jupiter's wholly owned subsidiaries, Wellington Sears Company ("Wellington"), Pay Telephone America, Ltd., and GWI.

         On April 3, 1996, after the acquisition by Johnston of T.J. Beall Company ("TJ Beall" and the "TJ Beall Acquisition") and of the minority interest in Jupiter, Jupiter was merged into Opp and Micolas. In June 1996, the name of Opp and Micolas was changed to JI Alabama; Southern Phenix and Wellington were merged into JI Alabama and JICR, TJ Beall and GWI became subsidiaries of JI Alabama.

         During the second quarter of 1997, the Company's management embarked on a restructuring (the "1997 Realignment") which further integrated operations of the former Wellington Sears Division into the Company's operations and eliminated the administrative infrastructure of the Wellington Sears Division. The 1997 Realignment included (i) the Company's decision to cease weaving operations at Wellington's historic Langdale Plant, which included buildings dating back to 1866, (ii) the alignment of manufacturing operations of Wellington's Columbus Plant with the former Opp and Micolas Division to form the Greige Fabrics Division and (iii) alignment of Wellington's Shawmut Finishing and Textest plants with the former Southern Phenix Division to form the Finished Fabrics Division. The resulting structure of JI Alabama includes three divisions which are the Greige Fabrics Division, the Finished Fabrics Division, and the Fiber Products Division plus one operating subsidiary, JICR. The 1997 Realignment vested greater operating autonomy at the division level and returned sales and marketing functions to the division level.

         On September 29, 1997 and in conjunction with the 1997 Realignment, the Company's management reached an agreement to sell the assets of TJ Beall to a member of the Beall family. The sale was executed for consideration including surrender of the series 1996 preferred stock, which had been used to finance the TJ Beall Acquisition, and issuance, by the buyer, of a promissory note in the amount of $1.5 million payable in annual installments over 5 years. This divestiture eliminated an operation which had been unprofitable during the Company's brief ownership and also eliminated large cyclical cash requirements inherent in the gin mote business.

         The Company's GWI subsidiary was a "small business development company" under the Small Business Investment Act of 1958 ("1958 Act"). On September 26, 1996, the Company repaid $14.5 million of subordinated debentures issued by GWI and guaranteed by the United States Small Business Administration (the "SBA"), plus accrued interest thereon. On April 25, 1997, in consideration of the Company's exit of venture capital investment activities, the Board of Directors of GWI voted to return the SBIC license held by GWI to the SBA. At January 2, 1999, the Company's total assets attributable to the remaining portfolio investment activities were approximately $3.65 million and all other assets, which are attributable to its textile operations, were approximately $215.9 million.

         The Company has developed, implemented and continues to follow a business strategy designed to build upon its 1997 Realignment initiatives and to grow revenues and EBITDA (earnings before interest, taxes, depreciation and amortization). The key elements for implementing these strategies include (i) focus on niche market opportunities, (ii) leverage customer relationships, (iii) rationalize product offerings, and (iv) continued improvement in operating efficiencies.

RESULTS OF OPERATIONS

YEAR ENDED JANUARY 2, 1999 COMPARED WITH THE YEAR ENDED JANUARY 3, 1998

         The results of operations for the year ended January 2, 1999 reflect continuing improvement following on the 1997 Realignment. The third and fourth quarters of 1998 marked the first profitable quarters for the Company since the first quarter of 1997. The full impact of the 1998 improvements, however, was mitigated in part by several factors including general weakness in domestic textile markets resulting from economic conditions in Asia and to a lesser degree, in South America, weakness in indirect exports due to currency and financial instability in Russia and Eastern Europe, the residual effects of relocating production of certain upholstery fabrics from the closed Langdale facility to other of the Company's facilities, and disruption of operations due to a tornado which struck Greige Fabric's Opp Mill in April 1998.

         Net sales for the year ended January 2, 1999 were $283.7 million compared to $332.5 million for the year ended January 3, 1998, declining by $48.8 million or approximately 14.7%. Changes in net sales by major market were as follows (in millions):

                                               Increase (Decrease)
                                               ------------------
         Automotive                                 $   1.7
         Industrial                                    (7.5)
         Home Furnishings                             (20.1)
         Apparel                                       (5.5)
         Specialty Markets                            (15.9)
         Miscellaneous                                 (1.5)
                                                    -------
              Total Change in Annual Net Sales      $ (48.8)
                                                    =======

- Sales of automotive fabrics, which grew by 17.9% in 1998, reflect an increase for a long-standing product of the Company, which has been on the decline for several years. Additionally, 1998 included increased sales of a relatively new seat support fabric.
- During 1998, sales of industrial fabrics declined by 10.7%. Demand for fabrics sold to rubber products customers fell by approximately $3 million as two of the Company's customers lost sales volume to their competitors and another rubber products customer experienced a labor strike. Sales of fabrics for abrasives customers declined by $2 million, largely the result of one customer's planned shut down to convert and upgrade their production line. Sales to other industrial customers including footwear, filtration, and coated fabrics also declined as the latter half of 1998 reflected softness in demand.
- Sales of home furnishings fabrics fell by 11.5% in 1998 reflecting an approximate $17 million decline in sales of certain substrate fabrics which were sold by the Company's customers into Russia and Eastern Europe where currency and economic difficulties prevailed. The Company's discontinuance of certain unprofitable fabrics for window products caused reduced sales of $4.6 million. During 1998, several customers for outdoor furniture fabrics began purchasing low cost Asian imports which reduced sales of such fabrics by $3.8 million. These declines were offset in part by growth in sales of napery fabrics and increased sales for certain residential upholstery fabrics.
- During 1997, the Greige Fabrics Division capitalized on certain short-term opportunities to sell apparel fabrics at attractive margins. These opportunities concluded in early 1998 resulting in reduced sales of apparel fabrics of $5.5 million.
- Sales to specialty markets declined by 25% reflecting elimination of unprofitable operations and products associated with the 1997 Realignment. TJ Beall recorded sales of $13.9 million prior to its sale in September 1997 and the Fiber Products Division recorded revenues of $5.7 million for sales yarn prior to closure of the Langdale facility late in 1997. These revenue declines were partially mitigated by growth of $1.6 million in other areas of the Fiber Products Division's business plus 33% growth in sales for JICR.

- Sales of miscellaneous fabrics were reduced by 63.7% as the Finished Fabrics Division discontinued several unprofitable products which were characterized by short runs and low margins. Miscellaneous fabrics now account for less than 1% of the Company's total revenues.

         The Company's backlog of customer orders was $49.4 million at January 2, 1999 compared to $69.4 million at January 3, 1998. The reduced order backlog at January 2, 1999 includes the impact of currency and economic difficulties in Eastern Europe, Asia and South America as well as the resulting reduction in domestic demand. The 1998 year end order backlog for outdoor furniture fabrics was much lighter compared to prior years as certain customers switched to low cost Asian imports. Demand has slowed significantly for the Company's upholstery substrate fabrics which were sold by its customers to eastern European markets. Although consolidated order backlog returned to $66.7 million by February 27, 1999, management believes that world and domestic economic conditions will impact demand through at least the first two quarters of 1999, and perhaps longer for certain markets.

         Gross margin improved to 13.6% for 1998 from 11.2% for 1997. This 2.4% increase reflects the impact of LIFO income of $2.6 million, the majority of which was recorded in the fourth quarter of 1998. The increase in gross margin also includes the elimination of unprofitable operations and products beginning mid-year in 1997, increased manufacturing efficiencies during 1998, and reduction in raw material prices. These improvements in gross margin were somewhat offset by lower capacity utilization in the second half of 1998 resulting from decreased market demand. The 1997 Realignment included closure of the Langdale facility, elimination of certain unprofitable product lines, and relocation of selected manufacturing equipment and products to the Southern Phenix Facility and to the Micolas Facility. During the first quarter of 1998, the Finished Fabrics Division incurred the negative impact of costs for administering the phase out of the discontinued products plus inefficiencies associated with absorption of the relocated production. The second, third and fourth quarters of 1998 reflect continued improvement following the transitional activities which were substantially completed during the first quarter of 1998. Contributing in part to the improvement in margins was the reclassification of $817 thousand in costs for corporate human resources functions, which were included in costs of sales for 1997, but have been included in general and administrative costs for 1998.

         Selling, general and administrative expenses for 1998 decreased by $898 thousand compared to 1997. Beginning in April 1997 and continuing through April 1998, the Company incurred professional fees associated with the 1997 Realignment. This net improvement is principally due to reduced expenses for professional services in 1998 coupled with administrative savings realized upon integration of Wellington Sears into the Greige and Finished Fabrics Divisions as part of the 1997 Realignment, but also includes additional costs for human resources functions as described above.

         Restructuring and impairment charges resulting from the 1997 Realignment were substantially completed in 1997. An additional $168 thousand was recorded in 1998 for severance costs associated with positions which were not scheduled for termination until early 1998, but was offset by a favorable adjustment of $75 thousand to the impairment reserve for Jupiter's former office building, which was sold in February of 1998.

         Interest expense was reduced by $586 thousand to $13.4 million in 1998 from $14 million in 1997. Changes in interest expense include both reduced average borrowings and increased average rates associated with the March 30, 1998 amendment to the bank credit agreement, as discussed below. Obligations under the Company's bank credit agreement were reduced by $10.7 million from $137 million at January 3, 1998 to $126.3 million at January 2, 1999. Additionally, the $550 thousand mortgage associated with Jupiter's former office in Rockville, Maryland, was discharged upon its sale in February 1998.

YEAR ENDED JANUARY 3, 1998 COMPARED WITH THE YEAR ENDED DECEMBER 28, 1996

Continuing Operations

         Net sales for the year ended January 3, 1998 were $332.5 million compared to $321.9 million for the year ended December 28, 1996 reflecting an increase of $10.6 million or approximately 3.3%. Changes in net sales by major market were as follows (in millions):

                                                  Increase (Decrease)
                                                  -------------------

         Automotive                                   $     (1.4)
         Industrial                                          1.0
         Home Furnishings                                    8.5
         Apparel                                             6.8
         Specialty Markets                                  (3.8)
         Miscellaneous                                       (.5)
                                                      ----------
              Total Change in Annual Net Sales        $     10.6
                                                      ==========

- Net sales in the automotive market declined by $1.4 million reflecting weaker demand for the Company's automotive products resulting in part from changing manufacturing processes of automotive manufacturers.

- Sales of industrial fabrics remained at the reduced level exhibited in 1996, growing by only $1 million for the year while sales of home furnishing fabrics grew by $8.5 million.

- Apparel fabrics sales increased by $6.8 million as the Company capitalized on certain profitable opportunities resulting from changes in apparel styling which played to strengths in the Company's manufacturing capabilities. While such styling changes and the related increased demand are not expected to be permanent, apparel sales for 1997 grew by approximately 126% over 1996.

- Sales to specialty markets declined by $3.8 million including declines of $2.3 million in woven goods, $1.1 million in fiber goods and $400 thousand in composite reinforcement goods. These changes reflect the Company's woven operations emphasis on core industrial and home furnishings markets plus soft markets for cleaned fiber and garnet grades experienced by the Fiber Products Division coupled with a shortage of certain raw materials and loss of a customer.

- Sales to miscellaneous markets, which for 1997 represent 0.3% of the total sales, declined by $502 thousand from the prior year.

         The Company's sales backlog was $69.4 million and $88.5 million at January 3, 1998 and December 28, 1996, respectively. The decrease primarily reflects the sale of T.J. Beall on September 29, 1997 which represented $16.3 million of the total backlog at December 28, 1996. To a lesser degree, open orders at year end also declined as a result of the Company's discontinuing of certain unprofitable window covering products late in 1997 plus the Company's exit of sales yarn business at the Langdale facility where manufacturing activities ceased in the fourth quarter of 1997.

         Cost of sales increased in 1997 to $295.3 million from $284.8 million for the year ended December 28, 1996, largely due to the increase in sales discussed above. The gross margin declined slightly to approximately 11.2% for the 1997 fiscal year compared to approximately 11.5% for the 1996 fiscal year. Raw material costs, which remained at very high levels well into 1996, had significant negative impact on the gross margin for 1996. Fiscal year 1997 included operational inefficiencies associated with closure of the Langdale facility and relocation of selected equipment and products to other of the Company's facilities which reduced gross margin for 1997. Offsetting in part the negative effect of these factors was the reclassification of certain product development and sample costs which for some divisions were included in cost of sales for 1996, but which for all divisions were charged to selling costs during 1997. This reclassification of expense causes a minor disparity when comparing gross margin between 1997 and 1996.

         Selling, general and administrative expenses of $27.6 million for 1997 increased $2.8 million from $24.8 million in 1996. The increase is comprised of an increase of $1.4 million in selling expenses and an increase of $1.4 million in general and administrative expenses. The increased selling expenses reflects inclusion of sample costs and product development costs which had previously been classified as cost of sales for some but not all divisions. Increased general and administrative expenses primarily resulted from significant consulting fees incurred in 1997 in connection with the 1997 Realignment.

         Management's decision to end manufacturing operations at the Company's historic Langdale facility and dispose of T.J. Beall was a significant part of the 1997 Realignment. This decision resulted in the transfer of selected equipment and products from the Langdale facility to newer and more efficient facilities within the Company and also resulted in recording of restructuring and impairment charges totaling $6.3 million during 1997. Charges directly related to the Langdale facility included write-downs in valuation of property assets of $2.6 million, employee severance accruals of $140 thousand and $249 thousand for costs to relocate production equipment. The 1997 restructuring charges also included impairment losses of $180 thousand and $11 thousand for a retail store and for the Tarboro facility, respectively, both of which were ultimately sold during 1997 plus a $253 thousand impairment loss for Jupiter's former office building in Rockville, Maryland which was held for sale at January 3, 1998 and subsequently sold on February 27, 1998. Other 1997 restructuring charges included the write off of $2 million in goodwill associated with the T.J. Beall acquisition, $551 thousand in costs associated with an abandoned software implementation and $275 thousand in severance accruals resulting from realignment of divisions of JI Alabama.

         In connection with the Jupiter Acquisition, the Company decided to close the manufacturing facility located in Tarboro, North Carolina, which had been operated by Jupiter's Wellington Sears subsidiary (the "Tarboro Facility") in an effort to realign and consolidate certain operations, concentrate capital resources on more profitable operations and better position itself to achieve its strategic corporate objectives. All activities related to the closing of the Tarboro Facility were substantially completed in January 1997. The Tarboro Facility, which was sold in December 1997, was recorded at its estimated net realizable value at December 28, 1996. During the year ended December 28, 1996, the Company recorded restructuring charges totaling $4.7 million which included $1.6 million related to write-downs of accounts receivable and inventory, $705 thousand for severance costs, $625 thousand for relocating production equipment, $915 thousand for actual operating losses and $879 thousand for other costs related to the operation. Of these restructuring costs, $1.8 million was recorded in the purchase accounting for the Jupiter Acquisition, with the remaining $2.9 million recorded as an expense on the consolidated statement of operations. Also, in 1996, the Company recorded a $200 thousand impairment charge on Jupiter's former office building in Rockville, Maryland.

         Net interest expense increased $2.2 million for fiscal year 1997 to $13.2 million from $11 million for the fiscal year 1996. The increase was due to higher average borrowings during fiscal 1997 as compared to the 1996 fiscal year.

         On March 28, 1996, the Company signed an agreement with a syndicate of banks (the "Bank Credit Agreement") to provide financing required to consummate the merger with Jupiter, to refinance certain existing indebtedness, to pay related fees and expenses, and to finance the ongoing working capital requirements of the Company. Such refinancing of existing indebtedness included existing credit agreements of Wellington, which when paid, were subject to prepayment penalties of approximately $850 thousand, and which resulted in an extraordinary loss on early extinguishment of debt of $527 thousand net of income tax of $323 thousand.

         The 1997 income tax benefit was at an effective rate of 26% versus a 1996 income tax provision at an effective rate of 36%. The reduced rate for the 1997 income tax benefit was mainly due to the write-off of goodwill related to the T.J. Beall acquisition, which was not deductible for income tax purposes.

Discontinued Operations

         Concurrent with the Jupiter Acquisition, the Company's management made the decision to discontinue the venture capital investment segment of Jupiter's operation. The segment was accounted for as a discontinued operation from April 1996 through June 1997 when the remaining investment portfolio was reclassified as a part of continuing operations. All prior periods have been restated accordingly. For fiscal year 1997, a loss from discontinued operations of $11 thousand was recorded net of benefit for income taxes of $5 thousand compared to 1996 when income from discontinued operations was $6.6 million net of taxes of $6.2 million and minority interest of $1.5 million. For the year ended December 28, 1996, net realized investment portfolio gain of $30.9 million was primarily due to gains realized on the sale of the Company's investment in EMC Corporation, Viasoft, Fuisz Technologies and Zoll Medical during the year ended December 28, 1996. (See Note 2 of the consolidated financial statements for further discussion.)

         In connection with the 1996 Jupiter Acquisition and after considering the Company's plans to liquidate the Jupiter investment portfolio, the Company recorded a loss on disposal of the Jupiter investment portfolio of $1 million, net of income tax benefit of $2.5 million, which included a write down of the carrying value of the investment portfolio in the amount of $4.4 million, a gain of $1.6 million on sale of Pay Telephone America, Ltd., and a reserve of $625 thousand for phase out of Jupiter's operations. During 1997, a gain on disposal of $137 thousand was recorded, net of taxes of $60 thousand, in settlement of actual charges against reserves included in the 1996 loss on disposal. (See Note 2 of the consolidated financial statements for further discussion.)

YEAR 2000

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

         Year 2000 Plan - In 1997, the Company began systematic replacement of legacy software applications, both purchased and developed in-house, with purchased software as to which the vendor has represented to be Year 2000 compliant or the vendor has indicated that subsequent releases will be Year 2000 compliant prior to July 1999. During 1998, the Company appointed a Year 2000 Coordinator, assembled a Year 2000 Team, and prepared a Year 2000 Plan. The Company's Year 2000 Plan is subject to modification and is revised periodically as additional information is developed.

         The Company's plan to resolve potential Year 2000 problems involved the following four phases: assessment, remediation, testing, and implementation. Contingency plans, including data back-up, disaster recovery, and possible modifications to procurement and production scheduling, will be developed during the second half of 1999. Assessment of significant computer application systems was completed in 1998. All systems were considered to be vulnerable until objective data could be obtained and in the case of packaged software, until vendor certification was obtained to support our assessment. Several of the Company's computer application systems were determined to be Year 2000 compliant and the remainder were identified for replacement or remediation.

         The majority of the Company's application systems are being completely replaced by packaged systems represented as being Year 2000 compliant. The largest replacement project began in August 1997 for the Company's Finished Fabrics Division. Replacement for the Fiber Products Division, which is considerably less sophisticated than the Finished Fabrics systems, began in November 1998. Once software is replaced or reprogrammed, a working model is prepared and work proceeds to testing and implementation. These phases run concurrently for different systems. The replacements, as identified above, are expected to be completed by August 1999. For the remaining computer application systems which will not be replaced, remediation is underway and subsequent testing is expected to be complete by October 1999. All told, management believes that lines of code for systems requiring remediation, as opposed to replacement, represent only a small percentage of the total lines of computer code in service.

         For personal computers which are critical to operations or which are part of decision support systems, the hardware, operating systems, and application software are being reviewed for compliance. The Company intends to upgrade or replace all such systems once they are identified as out of compliance.

         Year 2000 Exposure for Products - Based on a review of its product line, the Company has determined that all of the products it has sold and will continue to sell contain no electronic or computerized components which would require remediation to be Year 2000 compliant. Accordingly, the Company believes that it does not have material exposure as it relates to the Company's products.

         Third Party Readiness - The Company has material relationships with third parties whose failure to be Year 2000 compliant could have material adverse impacts on the Company's business, operations or financial condition. Third parties considered by the Company's Year 2000 Team to be in this category ("Key Business Partners") include critical suppliers, significant customers, financial institutions, and utility providers. In conjunction with identification of Key Business Partners, the Company's assessment of Year 2000 risk included evaluation of production equipment, building systems, and critical services provided by Key Business Partners.

         Production (manufacturing) and building (telephone, alarm, fire control, climate control, etc.) equipment is being investigated for compliance. Additionally, the Company screens all purchases to insure that new equipment acquisitions are compliant. The Key Business Partner representing each model of equipment in use is being contacted to determine (a) if the equipment contains any hardware or software with Year 2000 exposure, (b) if any equipment with Year 2000 exposure is non-compliant, and (c) if upgrades or enhancements will be provided for all non-compliant equipment. To date, the majority of Key Business Partners representing production and building equipment have been contacted and most have responded. The Company is not presently aware of any equipment at risk for which remedial upgrades or enhancements will not be available. Contingency plans will be prepared for any vulnerable equipment for which remediation is not available on a timely basis, practical, or possible.

         Vendors and suppliers of raw materials, operating supplies, utilities, plus financial and other critical services are being surveyed for Year 2000 readiness, and the Company's Year 2000 Team is meeting with those who are identified as Key Business Partners. Responses from vendors and suppliers of less critical importance to our business are being evaluated and follow-up action is being taken by the Company as it deems appropriate. A majority of the Company's Key Business Partners for these goods and services have been contacted and many have responded.

         Significant customers identified by the Company's Year 2000 Team as Key Business Partners are being contacted for the purpose of assessing Year 2000 preparedness. The Company is not presently aware of any customer identified as a Key Business Partner who has been determined to be at risk and whose failure as a result of Year 2000 exposure would materially impact the Company's business, operations or financial condition.

         To date, the Company is not aware of any Key Business Partner who has been identified as vulnerable and whose failure as a result would materially impact the Company's business, operations or financial condition. Although no assurance can be given that acceptable alternatives can be developed to mitigate a failure of business partners to achieve Year 2000 compliance, the Company will monitor business partners for exposure and to the extent practicable, contingency plans will be evaluated for any critical business partner who may be vulnerable.

Year 2000 Risks and Costs

         As a result of the upgrades described above and assuming the projects in progress are completed in a satisfactory manner, the Company believes that the Year 2000 issue will not pose significant operational problems for the Company's computer systems and that it will be prepared in time to minimize any material impact to the Company's business, operations or financial condition. Failure to achieve a timely state of readiness or failure of a Key Business Partner or other third party to effectively remediate their affected systems could have a materially adverse impact on the Company's business operations, or financial condition. The Company anticipates completing the Year 2000 project no later than October 1999.

         The cost of addressing the Year 2000 issues has been and will continue to be substantially absorbed in the budget for improvement in management information systems and by normal costs for administrative and technical employees. The Company does not anticipate incurring significant third party costs to test or reprogram systems, however the Company has from time to time retained contract programmers and consultants to work on discrete projects or review aspects of the Company's information systems, and will continue this practice into the foreseeable future. Management believes that the cost of Year 2000 modifications will not have a material effect on its business, operations or financial condition.

         The Company has a high level of dependence on computer application systems, which are used to drive the business, and manufacturing equipment, which may include advanced computerized controls. The Company believes that a number of Key Business Partners also rely on such systems and equipment. There can be no guarantee that the software replacement projects will be successful or that the vendors supplying software to the Company will provide new software releases that are Year 2000 compliant. In addition, there can be no assurances that there will not be problems identified when screening production and support equipment, and ancillary systems and that such problems will not have a material effect on the Company's business, operations or financial condition. Additionally, as the Company relies on representations given by its Key Business Partners and other third parties, there can be no assurances that all such representations are accurate and effective in identifying Key Business Partners and other third parties potentially at risk and that unidentifiable risk will not have a material adverse impact on the Company's business, operations or financial condition.

EFFECTS OF INFLATION

         Management does not believe that inflation has had a material impact on the results of operations for the periods presented, except as related to sharply escalating raw material costs which began in 1995 and extended into 1996. While these increased raw material costs had a significant impact on the Company and the industry during 1996, raw material prices returned to traditional levels during 1997 and have exhibited deflationary trends during 1998. Management believes that, while no assurances can be given, the Company can generally offset the effects of inflation by increasing prices if competitive conditions permit.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary needs for capital resources have been funded by
(a) borrowings under its bank credit agreement, which was entered into on March 28, 1996 (the "Bank Credit Agreement") and thereafter amended several times to modify certain covenants, the latest amendment of which was executed on April 1, 1999, and (b) a $10 million leasing program with Boeing Capital, which was entered into on September 28, 1998. Borrowings under the Bank Credit Agreement were used to finance the purchase of the outstanding public shares of Jupiter (as discussed above), to refinance certain indebtedness, and to pay related fees and expenses related to the foregoing, and available borrowings will be used as needed to finance working capital and capital expenditures in the future. The leasing program has been utilized to facilitate installation of certain new manufacturing equipment without drawing on available borrowings under the Bank Credit Agreement.

         The Bank Credit Agreement is comprised of two term loan facilities and a revolving credit facility. Term loan facility A ("Term Loan A") is a $40 million facility with an amended maturity date of July 2000. Principal is repayable for the Company's year ending as follows: 1999 - $6.9 million, and 2000 - $20.1 million. At January 2, 1999 and January 3, 1998, the blended interest rate on these borrowings was 9.06% and 8.40%, respectively, which is based on a Base Rate, the prime commercial lending rate, plus 1.75% and 1.25%, respectively, and is subject to change at the Company's option to a rate based on the London Interbank Offered Rate ("LIBOR") plus 3.50% and 2.50%, respectively. As of January 2, 1999 and January 3, 1998 the borrowings outstanding under Term Loan A were $27 million and $29.4 million, respectively.

         Term loan facility B ("Term Loan B") is a $40 million facility with an amended maturity date of July 2000. Principal is repayable for the Company's year ending as follows: 1999 - $.5 million, and 2000 - $32.3 million. At January 2, 1999 and January 3, 1998, the blended interest rate on these borrowings was 9.56% and 8.90%, respectively, and is based on a Base Rate, as defined, plus 2.25% and 1.75%, respectively, and is subject to change at the Company's option to a rate based on LIBOR, plus 4.00% and 3.00%, respectively. As of January 2, 1999 and January 3, 1998, the borrowings outstanding under Term Loan B were $32.4 million and $33.6 million respectively.

         The revolving credit facility (the "Revolving Credit Facility") provides up to $80 million in borrowing, with an amended maturity date of July 2000. Principal amounts outstanding are due and payable at final maturity. The interest rate on these borrowings ranges from 8.40% to 9.25% and from 8.25% to 9.75% at January 2, 1999 and January 3, 1998, respectively, which is based on a Base Rate, as defined, plus 1.50% and 1.25%, respectively, and is subject to change at the Company's option to a rate based on LIBOR plus 3.00% and 2.50% , respectively. Commitment fees are payable quarterly at 1/2 of 1%, based on the unused portion of the facility.

         The Bank Credit Agreement has been amended several times to modify certain covenants, the latest amendment of which was executed on April 1, 1999 (the "1999 Amendment"). Although the Company was in compliance with existing covenants at January 2, 1999, it has anticipated the need for amendments to cover periods beyond January 2, 1999, without which, technical noncompliance with certain financial covenants was considered to be imminent. In addition to covenant modifications, the 1999 amendment also includes an increase in interest rates of 1/2% to take effect April 4, 1999.

         In addition to limited covenant modifications, which were effective through January 2, 1999, and increased interest rates, a March 30, 1998 amendment (the "March 1998 Amendment") required the Company to adopt new cash management procedures during the second quarter of 1998, which included establishment of a lock-box with instruction for customers to remit payments directly to the lock-box. Deposits into the lock-box are applied daily against the Revolving Credit Facility, which, in general, management believes to have enhanced the Company's availability under the Revolving Credit Facility. As a result of this lock-box arrangement, Generally Accepted Accounting Principles require the Company to classify the Revolving Credit Facility, which has a maturity date of July 1, 2000, as a current liability. Pursuant to the March 1998 Amendment, the Company agreed that a collateral monitoring arrangement should be put into effect whereby the Company is required, through an independent collateral monitoring agent, to report certain financial data on a periodic basis to the lenders.

         Substantially all assets are pledged as collateral for the borrowings under the Bank Credit Agreement. The amended Bank Credit Agreement requires the Company to maintain certain financial ratios and specified levels of tangible net worth and places a limit on the Company's level of capital expenditures and type of mergers or acquisitions. The amended Bank Credit Agreement permits the Company to pay dividends on its common stock provided it is in compliance with various covenants and provisions contained therein, which among other things, limits dividends and restricts investments to the lesser of:
(a) 20% of total assets of the Company, on a fully consolidated basis, as of the date of determination thereof; or (b) $5 million plus 50% of cumulative consolidated net income for the period commencing on January 1, 1997, minus 100% of cumulative consolidated net loss for the consolidated entities for such period, as calculated on a cumulative basis as of the end of each fiscal quarter of the consolidated entities with reference to the financial statements for such quarter. Accordingly, at January 2, 1999, the Company is not permitted to declare and pay dividends.

         (See Note 10 of the consolidated financial statements for an expanded discussion of financing agreements.)

         The net cash provided by operating activities for the year ended January 2, 1999 was $16.4 million. The cash provided by operating activities for the year ended January 2, 1999 reflects a net loss of $608 thousand total adjustments for non-cash expenses of $21.9 million and net cash used for changes in the components of working capital of $4.9 million.

         Capital expenditures for the years ended January 2, 1999 and January 3, 1998 were $9.1 million and $10.4 million, respectively. Heightened review of proposed capital expenditures has resulted in a decreased level of capital investment during both 1998 and 1997 in response to the Company's scheduled repayments of outstanding debt and in accordance with management's goal of deleveraging the Company.

         During 1998, the Company repaid principal on Term Loans A and B totalling $3.6 million while reducing obligations under its revolving credit facility by $7.1 million for a total decrease in obligations under the Bank Credit Facility of $10.7 million. Dividends were paid through the second quarter of 1997 when the Company suspended dividends, subject to re-evaluation by the Board of Directors on a quarterly basis, in consideration of operating results and constrained liquidity.

         Operating improvements resulting from the 1997 Realignment, which contributed to improvements in cash generations, were offset during the latter half of 1998 by economic conditions, both domestic and global, which resulted indirectly in heightened competition and were reflected in reduced revenues. Cash provided by operating activities was used proportionately for debt service and for a prudent level of capital spending. Initiatives to strengthen margins through improved operating efficiencies and product rationalization have begun to enhance operating results, however, management remains focused in these areas with the goal of enhancing liquidity through further improvements in operating results coupled with continued efforts to reduce debt and debt service requirements. In addition to these initiatives, management continues to evaluate alternative financing arrangements which would enhance liquidity while enabling growth through the Company's ability to generate positive cash flow.

         Although compliance with financial covenants under the 1999 Amendment to the Bank Credit Agreement must be monitored closely, management believes that funds generated from operations and funds available under the Credit Agreement will be sufficient to satisfy the Company's liquidity requirements for at least the next year. As discussed above, the Company entered into a leasing program during 1998 and management is actively pursuing other financing arrangements in order to enhance the Company's liquidity.

         From time to time the Company received unsolicited indications of interest relating to the acquisition of the Company or certain assets of the Company by others. While management and the Board of Directors reviews each offer in accordance with the appropriate discharge of their fiduciary duties to the shareholders of the Company, neither the Company or any of its operations are for sale as management does not believe that an appropriate value is likely to be received given current market conditions.

OTHER MATTERS

         The Company is periodically involved in legal proceedings arising out of the ordinary conduct of its business. Management does not expect that the resolution of these proceedings will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. During 1997, management became aware of certain industrial espionage activities that targeted the Company and several other textile manufacturers, allegedly carried out by agents of a large competitor. On October 8, 1998, the Company filed suit in Alabama seeking recourse for damages and losses resulting from these alleged activities.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates and changes in commodity prices. Exposure to interest rate risk relates to variable rate obligations under the Company's Bank Credit Agreement which permits the Company to allocate its total obligations between prime and LIBOR rate basis. Interest rate swap agreements are utilized to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. Two interest rate swap agreements are currently in place under which the Company pays an average of certain LIBOR based variable rates on $38 million notional principal. These agreements, which expire on June 4, 1999, also contain interest rate caps which further limit interest rate exposures. If interest rates related to the Company's LIBOR obligations increased by 100 basis points over the rates in effect at January 2, 1999, interest expense, after considering the effects of interest rate swap agreements, would increase by approximately $870 thousand in 1999. These amounts were determined by considering the impact of hypothetical interest rates on the Company's borrowing cost and interest rate swap agreements. The analyses do not consider the effects of the overall reduced debt levels anticipated in 1999. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its interest rate exposures. An April 1, 1999 amendment to the Company's bank credit agreement includes an increase in interest rates of 1/2% to take effect on April 4, 1999.

         The Company purchases cotton through approximately ten established merchants with whom it has long standing relationships. The majority of the Company's purchases are executed using "on-call" contracts. These on-call arrangements are used to insure that an adequate supply of cotton is available for the Company's requirements. Under on-call contracts, the Company agrees to purchase specific quantities for delivery on specific dates, with pricing to be determined at a later time. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time of the Company's election to fix specific contracts.

         Cotton on-call with a fixed price at January 2, 1999 was valued at $7.4 million, and is scheduled for delivery early in 1999. At January 2, 1999, the Company had unpriced contracts for deliveries between April 1, 1999 and July 1, 2000. Based on the prevailing price at January 2, 1999, the value of these commitments are approximately $14 million for deliveries between April and December of 1999 and approximately $9 million for deliveries between January and July of 2000. As commodity price aberrations are generally short-term in nature, and have not historically had a significant long-term impact on operating performance, financial instruments are not used to hedge commodity price risk.

         The Company does not utilize financial instruments for trading or other speculative purposes.

ITEM  8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's consolidated balance sheets as of January 2, 1999 and January 3, 1998, the related consolidated statements of operations, comprehensive operations, stockholders' equity and cash flows for the years ended January 2, 1999, January 3, 1998 and December 28, 1996, notes thereto and Independent Auditors' Reports are reproduced in Exhibit 13(a). Supplementary Data under the caption "Quarterly Information" is reproduced in Exhibit 13(b).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On May 27, 1998, (a) the Company determined not to renew the engagement of Deloitte & Touche LLP ("Deloitte"), the Company's auditors, who were previously engaged as the principal accountant to audit the consolidated financial statements of the Company and (b) selected KPMG LLP ("KPMG") as the Company's principal accountant and replacement for Deloitte. The Audit Committee of the Company's Board of Directors recommended that Deloitte's engagement not be renewed and that KPMG be engaged to replace Deloitte, and the Board of Directors approved this recommendation effective May 27, 1998.

         The reports of Deloitte on the consolidated financial statements of the Company as of and for the fiscal years ended January 3, 1998 and December 28, 1996 contained no adverse opinion or disclaimer of opinion, nor were such financial statements qualified or modified as to uncertainty, audit scope or accounting principles.

         During the Company's two most recent fiscal years and the subsequent interim period preceding the replacement of Deloitte, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Deloitte, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its report. Further, Deloitte did not advise the Company during the Company's two most recent fiscal years or during the subsequent interim period preceding the Company's decision not to extend Deloitte's engagement:

(a) that the internal controls necessary for the Company to develop reliable financial statements did not exist;

(b) that information had come to its attention that had led it to no longer be able to rely on management's representations, or that had made it unwilling to be associated with the financial statements prepared by management;

(c) of the need to expand significantly the scope of its audit, or that information had come to its attention during the two most recent fiscal years or any subsequent period that if further investigated might (i) materially have impacted the fairness or reliability of either: a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report or (ii) have caused it to be unwilling to rely on management's representations or be associated with the Company's financial statements; or

(d) that information had come to its attention that it had concluded materially impacts the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report.

         Deloitte was authorized by the Company to respond fully to inquiries of KPMG.

         During the two most recent fiscal years and during the interim period prior to engaging KPMG, neither the Company nor anyone on its behalf consulted KPMG regarding either: (a) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that KPMG concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing, or financial reporting issues; or (b) any matter that was the subject of either a disagreement or any other event described above.

         On June 1, 1998, and at the Company's request, Deloitte furnished a letter to the Securities and Exchange Commission stating whether or not it agreed with the above statement. A copy of that letter is included as an exhibit to the Company's Form 8-K, which was filed with the Securities and Exchange Commission on June 2, 1998.

                                    PART III.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF JOHNSTON INDUSTRIES, INC.

         The information required by Item 10 is incorporated by reference from the information in the Registrant's Proxy Statement (to be filed pursuant to Regulation 14A) for its 1999 annual meeting of stockholders, except as to biographical information on Executive Officers which is contained in Item 1 of this Annual Report on Form 10-K.


ITEM 11.          EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference from the information in the Registrant's Proxy Statement (to be filed pursuant to Regulation 14A) for its 1999 annual meeting of stockholders.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated by reference from the information in the Registrant's Proxy Statement (to be filed pursuant to Regulation 14A) for its 1999 annual meeting of stockholders.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference from the information in the Registrant's Proxy Statement (to be filed pursuant to Regulation 14A) for its 1999 annual meeting of stockholders.

                                    PART IV.


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K.

(a)(1) Consolidated Financial Statements

         The consolidated financial statements are filed herewith within Exhibit 13(a), as provided in Item 8 hereof:

         -Consolidated Balance Sheets as of January 2, 1999 and January 3, 1998.

         - Consolidated Statements of Operations for the years ended January 2, 1999, January 3, 1998 and December 28, 1996.

         - Consolidated Statements of Comprehensive Operations for the years ended January 2, 1999, January 3, 1998 and December 28, 1996.

         - Consolidated Statements of Stockholders' Equity for the years ended January 2, 1999, January 3, 1998 and December 28, 1996.

         - Consolidated Statements of Cash Flows for the years ended January 2, 1999, January 3, 1998 and December 28, 1996.

         - Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

         The following report and consolidated financial statement schedules are filed herewith as Exhibit 13(a).


         - Independent Auditors' Reports

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

(a)(3) Reports on Form 8-K

         There were no reports on Form 8-K during the last quarter of the year ended January 2, 1999.

(a)(4) Listing of Exhibits

         The exhibits listed below are filed with or incorporated by reference into this annual report on Form 10-K.

EXHIBIT NO.       DESCRIPTION OF EXHIBIT
-----------       ----------------------

    3.1(a)        Certificate of Incorporation of Registrant (7).
    3.1(b)        Certificate of Amendment of Registrant's Certificate of
                  Incorporation dated December 20, 1993 (7).
    3.2           By-Laws of Registrant (7).
   10.2           Third Amended and Restated Credit and Security Agreement dated as of January 31, 1995 among Johnston Industries, Inc.,
                  Southern Phenix Textiles, Inc., Opp and Micolas Mills, Inc.,
                  The Chase Manhattan Bank, N. A., NationsBank of North
                  Carolina, N. A. and Comerica Bank [Exhibit 10] (6)
  +10.3           Registrant's Executive Insurance Plan, as amended and restated
                  effective May 21, 1984(7).
  +10.4           Letter to Participants dated March 1, 1989 in Registrant's
                  Executive Insurance Plan setting forth revisions thereto
                  [Exhibit 10.3(b)] (7).
  +10.5           Registrant's Salaried Employees, Pension Plan, as amended and restated effective July 1, 1989 [Exhibit 10.4] (2).
  +10.6           Amended and Restated Stock Incentive Plan for Key Employees of
                  the Registrant and its Subsidiaries (7).
  +10.7           Employee Stock Purchase Plan effective October 15, 1990 (with
                  1991 and 1992 amendments) [Exhibit 10.5(b)(i)] (3).
  +10.8           Amendment dated October 29, 1992 to Employee Stock Purchase
                  Plan [Exhibit 10.5(b)(ii)] (4).
  +10.9           Amendment dated December 17, 1993 to Employee Stock Purchase
                  Plan [Exhibit 10.9(b)(iii)] (7).
  +10.10          Amendment dated January 24, 1995 to Employee Stock Purchase
                  Plan [Exhibit 10.9(b)(iii)] (7).
  +10.11          Employment Agreement with Gerald B. Andrews dated as of
                  October 17, 1992 [Exhibit 10.6(b)] (4).
  +10.12          Employment Agreement with David L. Chandler effective as of
                  January 1, 1990 [Exhibit 10.6(d)(1)] (3).
  +10.13          Trust Agreement dated as of February 12, 1991, with Chemical
                  Bank & Trust Company and David L. Chandler [Exhibit
                  10.6(d)(2)] (3).
  +10.14          Employment Agreement with Roger J. Gilmartin dated April 22,
                  1993 [Exhibit 10.6(d)] (4)
  +10.16          Employment Agreement with W. I. Henry dated as of January 1,
                  1993 [Exhibit 10.6(f)] (4).
  +10.17          Employment Agreement with John W. Johnson dated January 27,
                  1993 [Exhibit 10.6(g)] (4).
  +10.18          Johnston Industries, Inc. Deferred Payment Plan Trust
                  Agreement dated as of October 17, 1992 with First Alabama Bank
                  & Trust Company [Exhibit 10.7] (4)
  +10.19          Employment Agreement with Larry L. Galbraith dated May 31,
                  1995. (9)
  +10.20          Employment Agreement with L. Allen Hinkle dated May 26, 1995.
                  (9)
   10.21          Agreement and Plan of Merger, dated August 16, 1995, among and between Johnston Industries, Inc., JI Acquisition Corp., and
                  Jupiter National, Inc. [Exhibit 99.3] (8).
   10.22          Bank Credit Agreement dated as of March 28, 1996 among
                  Johnston Industries, Inc., Wellington Sears Company, Southern
                  Phenix Textiles, Inc., Opp and Micolas Mills, Inc., Johnston
                  Industries Composite Reinforcements, Inc., T.J. Beall Company
                  and the banks named therein, The Chase Manhattan Bank, N.A as
                  Administrative Agent, Chase Securities, Inc. as Arranger, and
                  Nationsbank, N.A. as Syndication Agent. (9)
   10.23          Amendment # 1 dated June 28, 1996 to Bank Credit Agreement.
                  (10)
   10.24          Amendment # 2 dated February 28, 1997 to Bank Credit
                  Agreement. (10)
  +10.25          Employment Agreement with James J. Murray dated September 15,
                  1997. (11)

EXHIBIT NO.       DESCRIPTION OF EXHIBIT
-----------       ----------------------

   10.26          Amendment #3 dated December 18, 1997 to Bank Credit Agreement.(12)
  +10.27          Employment Agreement with D. Clark Ogle dated March 20, 1998. (12)
   10.28          Amendment #4 dated March 30, 1998 to Bank Credit Agreement. (12)
   10.29          Amendment #5 dated July 10, 1998 to Bank Credit Agreement. (13)
   10.30          Amendment #6 dated December 22, 1998 to Bank Credit Agreement.
   10.31          Amendment #7 dated April 1, 1999 to Bank Credit Agreement.
   11             Statement of Computation of Per Share Earnings for the years ended January 2, 1999, January 3, 1998 and December 28, 1986.
   13(a)          Consolidated balance sheets as of January 2, 1999 and January
                  3, 1998, the related consolidated statements of operations, comprehensive operations, stockholders' equity and cash flows for the years ended January 2, 1999, January 3, 1998 and
                  December 28, 1996, notes thereto and Independent Auditors'
                  Reports and related financial statement schedule.
   13(b)          Supplementary Data captioned "Quarterly Information"
   21             List of Subsidiaries of Registrant.
   23(a)          Consent of KPMG LLP.
   23(b)          Consent of Deloitte & Touche LLP
   27             Financial Data Schedule as of January 2, 1999 (for SEC use only)


--------------------------------------------------------------------------------

(1) Previously filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1990.
(2) Previously filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1991.
(3) Previously filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1992.
(4) Previously filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1993.
(5) Previously filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1994.
(6) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
(7) Previously filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1995.
(8)    Previously filed with the Company's Form 8-K on August 21, 1995.
(9) Previously filed with the Company's Annual Report on Form 10-K for the transition period ended December 30, 1995.
(10) Previously filed with the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
(11) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997.
(12) Previously filed with the Company's Annual Report on Form 10-K for the year ended January 3, 1998.
(13) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended October 3, 1998.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  JOHNSTON INDUSTRIES, INC.

Date:  March 30, 1999             By: /s/ D. Clark Ogle
                                      ------------------------------------------
                                      D. Clark Ogle
                                      President and Chief Executive Officer

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

         SIGNATURE                                TITLE                                 DATE
         ---------                                -----                                 ----


/s/ D. Clark Ogle                      President and                                March 30, 1999
------------------------               Chief Executive Officer
D. Clark Ogle                          (Principal Executive Officer)


/s/ J. Reid Bingham                    Director                                     March 30, 1999
------------------------
J. Reid Bingham


/s/ Allyn P. Chandler                  Director                                     March 30, 1999
------------------------
Allyn P. Chandler


/s/ John A. Friedman                   Director                                     March 30, 1999
------------------------
John A. Friedman


/s/ William J. Hart                    Director                                     March 30, 1999
------------------------
William J. Hart


/s/ Gaines R. Jeffcoat                 Director                                     March 30, 1999
------------------------
Gaines R. Jeffcoat


/s/ James J. Murray                    Chief Financial Officer                      March 30, 1999
------------------------               (Principal Accounting Officer)
James J. Murray


/s/ C. Philip Stanley                  Director                                     March 30, 1999
------------------------
C. Philip Stanley


--------------------------------------------------------------------------------------------------