Form 10-Q
period 1999-04-03
JOHNSTON INDUSTRIES INC
filed 1999-05-18
CIK 41017

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

[X] For the quarterly period ended April 3, 1999

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

Yes   [X]      No    [ ]

The number of shares outstanding of the Registrant's Common Stock as of April 3, 1999 was 10,721,872 shares.

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES


                               INDEX TO FORM 10-Q


                         PART I - FINANCIAL INFORMATION

                                                                                      PAGE(S)

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

               Consolidated Balance Sheets
                    April 3, 1999 and January 2, 1999                                      4

               Consolidated Statements of Operations
                    Three Months ended April 3, 1999 and
                    April 4, 1998                                                          5

               Consolidated Statements of Cash Flows
                    Three Months ended April 3, 1999 and April 4, 1998                   6-7

               Notes to Condensed Consolidated Financial Statements                     8-12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                                     13-18

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK                                                          19


                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS                                                                20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                              20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                 20

         SIGNATURE PAGE                                                                   21

         EXHIBIT 11 - STATEMENTS OF COMPUTATION OF
               PER SHARE EARNINGS                                                         22

         EXHIBIT 27 - FINANCIAL DATA SCHEDULE
               (For SEC Use Only)                                                         23

                         PART I - FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 3, 1999 AND JANUARY 2, 1999
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

                                                                                APRIL 3,          JANUARY 2,
                                                                                  1999               1999
                                                                               ---------          ----------

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                   $   1,525           $   1,231
   Accounts and notes receivable net of allowance for
      doubtful accounts of $1,392 and $1,442                                      35,982              34,768
   Inventories                                                                    57,300              58,079
   Assets held for sale                                                            3,943               3,788
   Deferred income taxes                                                           1,651               1,249
   Prepaid expenses and other                                                      3,735               3,111
                                                                               ---------           ---------
      Total current assets                                                       104,136             102,226

Property, plant and equipment-net                                                 95,983              99,486

Goodwill - net of accumulated amortization of $1,885 and $1,728                   10,688              10,845
Intangible asset-pension                                                           1,651               1,651
Other assets                                                                       4,796               5,331
                                                                               ---------           ---------

Total assets                                                                   $ 217,254           $ 219,539
                                                                               =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                            $  13,462           $  13,867
   Accrued expenses                                                               11,939               9,859
   Revolving credit facility                                                      67,703              66,954
   Current maturities of long-term debt                                           11,614               9,989
   Income taxes payable                                                              503                 479
                                                                               ---------           ---------
      Total current liabilities                                                  105,221             101,148

Long-term debt - less current maturities                                          47,176              51,109
Other liabilities                                                                  8,646               8,878
Deferred income taxes                                                              9,684              10,130
                                                                               ---------           ---------
   Total Liabilities                                                             170,727             171,265

STOCKHOLDERS' EQUITY:
   Common stock, par value $.10 per share; authorized,
      20,000 shares; issued 12,468                                                 1,246               1,246
   Additional paid-in capital                                                     21,445              21,445
   Retained earnings                                                              32,103              33,850
                                                                               ---------           ---------
      Total                                                                       54,794              56,541
   Less treasury stock; 1,746 shares                                              (8,267)             (8,267)
                                                                               ---------           ---------

      Total stockholders' equity                                                  46,527              48,274
                                                                               ---------           ---------

Total liabilities and stockholders' equity                                     $ 217,254           $ 219,539
                                                                               =========           =========

See Notes to Condensed Consolidated Financial Statements

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 3, 1999 AND APRIL 4, 1998
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                ----------------------------
                                                                                APRIL 3,           APRIL 4,
                                                                                 1999                1998
                                                                               ---------           ---------
Net sales                                                                      $  65,032           $  79,839
                                                                               ---------           ---------

Costs and expenses:
   Cost of sales                                                                  57,730              70,060
   Selling, general and administrative                                             6,559               7,053
   Amortization of goodwill                                                          157                 157
   Restructuring and impairment charges                                               --                 100
                                                                               ---------           ---------
      Total costs and expenses                                                    64,446              77,370
                                                                               ---------           ---------
Income from operations                                                               586               2,469

Other expenses (income):
   Interest expense                                                                3,118               3,213
   Interest income                                                                  (228)                (79)
   Other-net                                                                         456                 668
                                                                               ---------           ---------
      Total other expenses - net                                                   3,346               3,802

Equity in earnings of equity investees                                               158                  --
                                                                               ---------           ---------

Loss before benefit for income taxes                                              (2,602)             (1,333)

Benefit for income taxes                                                            (855)               (398)
                                                                               ---------           ---------

Net loss                                                                       $  (1,747)          $    (935)
                                                                               =========           =========

Net loss per common share:
   Basic and diluted                                                           $   (0.16)          $   (0.09)
                                                                               =========           =========

Weighted average number of common shares outstanding                              10,722              10,743
                                                                               =========           =========

See Notes to Condensed Consolidated Financial Statements

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 3, 1999 AND APRIL 4, 1998
(IN THOUSANDS)
(UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                ----------------------------
                                                                                APRIL 3,           APRIL 4,
                                                                                 1999                1998
                                                                               ---------           ---------
OPERATING ACTIVITIES:
   Net loss                                                                    $  (1,747)          $    (935)
   Adjustments to reconcile net loss to net cash provided
      by operating activities:
         Depreciation                                                              4,880               5,093
         Amortization of goodwill                                                    157                 157
         Amortization of deferred financing costs                                    698                 757
         Provision for bad debts                                                      47                 143
         Loss on disposal of fixed assets                                             33                  39
         Undistributed earnings of equity investees                                 (158)                 --
         Changes in operating assets and liabilities:
            Accounts and notes receivable                                         (1,261)             (5,309)
            Inventories                                                              779               1,081
            Deferred income taxes                                                   (848)               (249)
            Prepaid expenses and other assets                                       (774)               (162)
            Accounts payable                                                        (252)               (588)
            Accrued expenses                                                       2,080               2,082
            Income taxes payable                                                      24                (198)
            Other liabilities                                                       (232)                382
                                                                               ---------           ---------

            Total adjustments                                                      5,173               3,228
                                                                               ---------           ---------

         Net cash provided by operating activities                                 3,426               2,293
                                                                               ---------           ---------

INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                     (1,539)             (3,922)
   Increase (decrease) in non-operating accounts payable                            (153)                317
   Proceeds from sale of fixed assets                                                129                 290
   Proceeds from sale of Jupiter assets                                               --                 630
                                                                               ---------           ---------

      Net cash used in investing activities                                       (1,563)             (2,685)
                                                                               ---------           ---------

                                                                     Continued

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 3, 1999 AND APRIL 4, 1998
(IN THOUSANDS)
(UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                ----------------------------
                                                                                APRIL 3,           APRIL 4,
                                                                                 1999                1998
                                                                               ---------           ---------
FINANCING ACTIVITIES:
 Principal payments of long-term debt                                            (66,987)             (5,220)
 Proceeds from issuance of long-term debt                                         65,418               3,700
                                                                               ---------           ---------

  Net cash used in financing activities                                           (1,569)             (1,520)
                                                                               ---------           ---------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                 294              (1,912)

CASH AND CASH EQUIVALENTS:
 Beginning of Period                                                               1,231               2,284
                                                                               ---------           ---------

 End of Period                                                                 $   1,525           $     372
                                                                               =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid (received) during the three months for:
  Interest                                                                     $   2,754           $   2,632
                                                                               =========           =========

  Income taxes                                                                 $     (30)          $      51
                                                                               =========           =========


See Notes to Condensed Consolidated Financial Statements             Concluded

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 3, 1999 AND JANUARY 2, 1999, AND FOR THE THREE MONTHS ENDED APRIL 3, 1999 AND APRIL 4, 1998
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Johnston Industries, Inc. ("Johnston"), its direct wholly owned subsidiary, Johnston Industries Alabama, Inc. ("JI Alabama") and its indirect wholly owned subsidiaries, Johnston Industries Composite Reinforcements, Inc. ("JICR") and Greater Washington Investments, Inc. ("GWI") (collectively, the "Company"). All significant intercompany balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information in footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation. All such adjustments, other than those relating to restructuring and loss on impairment, are of a normal recurring nature. Operating results for the three months ended April 3, 1999 are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

2.       ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that, at adoption, hedging relationships should be designated anew and that entities recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material impact on the Company.

3.       INVENTORIES

Inventories consisted of the following:


                                                         APRIL 3, 1999      JANUARY 2, 1999
                                                         -------------      ---------------
Inventories-FIFO cost flow assumption
     Finished goods ...................................    $  33,217          $  33,136
     Work-in process ..................................        8,285              8,793
     Raw materials ....................................       11,984             12,317
     Direct materials and supplies ....................        4,668              4,687
                                                           ---------          ---------
                                                              58,154             58,933
     Less LIFO reserve ................................         (854)              (854)
                                                           ---------          ---------
         Inventories - LIFO cost flow assumption ......    $  57,300          $  58,079
                                                           =========          =========

4.       ASSETS HELD FOR SALE

Assets held for sale consisted of the following:

                                                         APRIL 3, 1999      JANUARY 2, 1999
                                                         -------------      ---------------
Jupiter investments ...................................    $   3,427          $   3,272
Other real estate .....................................          516                516
                                                           ---------          ---------
                                                           $   3,943          $   3,788
                                                           =========          =========


Concurrent with the acquisition of Jupiter National, Inc. in March 1996, the Company's management made the decision to discontinue the venture capital investment segment of Jupiter's operation. The remaining portfolio investments, which have not been disposed of, are included in assets held for sale

5.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

                                                         APRIL 3, 1999      JANUARY 2, 1999
                                                         -------------      ---------------
Land ..................................................    $     932          $     935
Buildings .............................................       36,457             36,105
Machinery and equipment ...............................      203,576            202,680
                                                           ---------          ---------
                                                             240,965            239,720
Less accumulated depreciation .........................      144,982            140,234
                                                           ---------          ---------
     Property, plant, and equipment - net .............    $  95,983          $  99,486
                                                           =========          =========

6.       LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

Long-term debt consisted of the following:

                                                                    APRIL 3, 1999      JANUARY 2, 1999
                                                                    -------------      ---------------
Term loans ......................................................       $  57,152          $  59,402
Revolving credit facility .......................................          67,703             66,954
Purchase money mortgage debt ....................................             891                913
Industrial development note (net of unamortized discount) .......             449                439
Capital lease obligations .......................................             298                344
                                                                        ---------          ---------
Total ...........................................................         126,493            128,052
Less current maturities and revolving credit facility ...........         (79,317)           (76,943)
                                                                        ---------          ---------
                                                                        $  47,176          $  51,109
                                                                        =========          =========

The Company has a credit agreement with a syndicate of lenders (the "Bank Credit Agreement"), which was entered into on March 28, 1996. The Bank Credit Agreement, as amended to date, provides aggregate loans of up to $160,000, including a revolving credit loan (the "Revolving Credit Facility") of up to $80,000, a term loan for

$40,000 ("Term Loan A") and a term loan for an additional $40,000 ("Term Loan B"). The maturity date for all borrowings under the Bank Credit Agreement is July 1, 2000.

As of April 3, 1999, the Company had outstanding borrowings under the Bank Credit Agreement of $124,855 and $9,586 unused under the Revolving Credit Facility net of $211 of standby letters of credit.

COVENANTS AND RESTRICTIONS - Under the terms of the Bank Credit Agreement, substantially all assets are pledged as collateral for the borrowings under the Bank Credit Agreement. The Bank Credit Agreement requires the Company to maintain certain financial ratios and specified levels of tangible net worth, places a limit on the Company's level of capital expenditures and its ability to effect certain types of mergers or acquisitions, and permits the Company to pay cash dividends on its Common Stock provided certain financial tests are met. Under these financial tests, at April 3, 1999, the Company was not permitted to declare or pay cash dividends.

Proceeds from sale of certain defined assets are generally applied against the term loans in inverse order of the loan maturities.

AMENDMENTS TO THE BANK CREDIT AGREEMENT - The Bank Credit Agreement has been amended several times, the latest amendment of which was executed on April 1, 1999 (the "1999 Amendment") to modify certain covenants. Although the Company was in compliance with existing covenants at January 2, 1999, it had anticipated the need for amendments to cover periods beyond January 2, 1999, without which, technical noncompliance with certain financial covenants was considered to be imminent. In addition to covenant modifications, the 1999 amendment also included an increase in interest rates of 1/2 of 1% which took effect on April 4, 1999. As of April 4, 1999, the Company was in compliance with the covenants under the Bank Credit Agreement.

The increase in interest rates is geared to maintenance of certain ratios. If the Company's financial position, and the related ratios improve, the amended agreement provides for a decrease in interest rates for Term Loan A and the Revolving Credit Facility.

In addition to limited covenant modifications, which were effective through January 2, 1999, and increased interest rates, a March 30, 1998 amendment (the "March 1998 Amendment") required the Company to adopt new cash management procedures during the second quarter of 1998, which included establishment of a lock-box with instruction for customers to remit payments directly to the lock-box. As a result of this lock-box arrangement, generally accepted accounting principles required the Company to classify the Revolving Credit Facility, which has a maturity date of July 1, 2000, as a current liability. Pursuant to the March 1998 Amendment, the Company agreed that a collateral monitoring arrangement should be put into effect whereby the Company is required, through an independent collateral monitoring agent, to report certain financial data on a periodic basis to the lenders.

The Company paid amendment fees as a result of both the 1999 Amendment and the March 1998 Amendment in an amounts equal to 1/4 of 1% of Term Loan A, Term Loan B, and the Revolving Credit Facility, respectively.

7.       EARNINGS PER SHARE

Earnings per share is not presented on a diluted basis, as the effect of dilutive securities was anti-dilutive due to net losses for all periods presented.

8.       INCOME TAXES

The benefit for income taxes from continuing operations as computed under SFAS No. 109, "Accounting for Income Taxes", is comprised of the following:

                                                                  THREE MONTHS ENDED
                                                           -------------------------------
                                                           APRIL 3, 1999     APRIL 4, 1998
                                                           -------------     -------------
Federal:
     Current ..........................................       $ (11)            $(207)
     Deferred .........................................        (749)             (178)
                                                              -----             -----
                                                               (760)             (385)
State:
     Current ..........................................           4                 4
     Deferred .........................................         (99)              (17)
                                                              -----             -----
                                                                (95)              (13)

Benefit for income taxes ..............................       $(855)            $(398)
                                                              =====             =====

The reconciliation of the Company's effective income tax benefit rate to the Federal statutory rate from continuing operations of 34% follows:


                                                                  THREE MONTHS ENDED
                                                           -------------------------------
                                                           APRIL 3, 1999     APRIL 4, 1998
                                                           -------------     -------------
Federal income tax benefit at statutory rate ..........       $ (885)           $ (453)
State income tax benefit, net of Federal tax benefit ..          (63)               (9)
Amortization of goodwill ..............................           53                53
Other - net ...........................................           40                11
                                                              ------            ------
                                                              $ (855)           $ (398)
                                                              ------            ------
Effective rate ........................................        32.86%            29.86%
                                                              ======            ======

The effective tax rates in 1999 and 1998 were affected by the amortization of goodwill and other operating expenses, which are not tax deductible.

9.       SEGMENT AND RELATED INFORMATION

The Company's principal operations include manufacturing and marketing of finished and unfinished (greige) fabrics plus processing and marketing of textile waste fibers and fabrics. The Company's operations are organized around manufacturing processes and its reportable business segments include the Greige Fabrics Division, the Finished Fabrics Division and the Fiber Products Division. All remaining operations have been aggregated as "All Other". Segments are evaluated on the basis of income (loss) on continuing operations before income taxes. Intersegment transactions are generally recorded at cost.

Financial and related information for business segments is as follows:

                                                         Greige     Finished      Fiber         All    Reconciling
             Year                                        Fabrics     Fabrics     Products      Other   Eliminations  Consolidated
                                                        --------    --------     --------   --------   ------------  ------------
AS OF AND FOR THE THREE MONTHS ENDED APRIL 3, 1999
Trade revenues                                          $ 28,074    $ 25,300     $ 8,683    $   2,975    $      --     $  65,032
Intersegment revenues                                      1,508       1,234         224           --       (2,966)           --
Income (loss) before income taxes                            390         860         564       (4,416)          --        (2,602)
Total assets                                             106,049      71,896      20,147      338,689     (319,527)      217,254


AS OF AND FOR THE THREE MONTHS ENDED APRIL 4, 1998
Trade revenues                                          $ 41,833    $ 25,980     $ 9,216    $   2,810    $      --     $  79,839
Intersegment revenues                                      2,118         828         302           --       (3,248)           --
Income (loss) before income taxes                          4,968      (1,738)        576       (5,139)          --        (1,333)
Total assets                                             114,023      78,234      17,342      410,822     (386,032)      234,389


10.      RELATED PARTY TRANSACTIONS

Redlaw Industries, Inc. ("Redlaw"), a stockholder, was the commissioned sales agent for the Company for substantially all sales of the Company's products into Canada under the terms of a non-exclusive sales agency agreement from May 1994 until December 1998. As of April 4, 1998 there was approximately $245 of inventory located at a warehouse in Canada, which was supervised by Redlaw, and there were accrued commissions payable to Redlaw of $34. Commissions of approximately $74 were paid to Redlaw for the three months ended April 4, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The accompanying unaudited condensed consolidated financial statements include the accounts of Johnston Industries, Inc. ("Johnston"), its direct wholly owned subsidiary, Johnston Industries Alabama, Inc. ("JI Alabama") and its indirect wholly owned subsidiaries, Johnston Industries Composite Reinforcements, Inc. ("JICR") and Greater Washington Investments, Inc. ("GWI") (collectively, the "Company").

RESULTS OF OPERATIONS

Net sales for the three months ended April 3, 1999 decreased $14.8 million from the three months ended April 4, 1998. Of the factors which contribute to this comparative decline, the two most significant include world economic conditions, particularly currency and financial instability in Eastern Europe plus Asia and South America to a lesser degree, and softness in both domestic and world demand for certain textile products, particularly apparel fabrics. While the Company may not compete directly in some of the markets which have been directly affected, a resulting level of heightened competition indirectly affects a majority of the textile industry taken as a whole.

An analysis of changes in net sales by market is as follows (in millions):

                                                                    INCREASE/
                                                                    (DECREASE)
                                                                    ---------

Industrial/Automotive.......................................         $ (1,442)
Home Furnishings/Hospitality................................          (12,376)
Apparel.....................................................             (417)
Specialty Markets/Miscellaneous.............................             (572)
                                                                      -------
     Net Trade Sales........................................         $(14,807)
                                                                     ========

- Sales of industrial and automotive fabrics for the quarter declined by 7.3% compared to the first quarter of 1998. Reduced sales of these fabrics were largely the result of an inventory reduction program initiated by a single customer.

- Sales of home furnishing and hospitality fabrics declined by 27.9% from the levels recorded for the first quarter of 1998. Reduced sales of upholstery substrate fabrics account for the majority of this reduction. Currency and economic difficulties in Eastern Europe during the second quarter of 1998 sharply impacted demand for fabrics produced by customers of the Greige Fabrics Division. Economic conditions in this region of the world have precluded a recovery of this demand to date. To a lesser degree, decreased sales of residential furniture fabrics, casual furniture fabrics and top-of-the-bed fabrics contribute to the overall decline. Sales of napery fabrics by the Finished Fabrics Division grew by 50% over the same period in the prior year, partially offsetting the declines as discussed above.

- The Greige Fabrics Division capitalized on certain short-term opportunities to sell apparel fabrics at attractive margins during 1997 and early 1998. Demand from these orders has now been filled and apparel activity has returned to a normal level.

- Sales to specialty markets reflect declines in sales of yarn by the Greige Fabrics Division and sales of remnants by the Fiber Products Division plus the impact of a fire at the Fiber Products Division's DeWitt Plant (see discussion below at Legal and Other Matters). Competitive conditions have driven prices for sales yarn very low, making it difficult to move excess yarn capacity profitably. However, sales of composite reinforcement fabrics grew by 5.9% for the first quarter of 1999 as compared to the same period in 1998, mitigating, in part, the effect of the declines described above.

The Company's backlog of customer orders was $66.5 million at April 3, 1999 compared to $49.4 at January 2, 1999 and $74.4 million at April 4, 1998. Compared to the order backlog at April 4, 1998, the April 3, 1999 order backlog reflects the impact of currency and economic difficulties in Eastern Europe, Asia and South America. Although order backlog had reached an unusually low level at January 2, 1999, it had risen to $64.4 million by the end of January 1999, and has increased only minimally since that time. Management continues to believe that world and domestic economic conditions will impact demand through at least the first two quarters of 1999, and perhaps longer for certain markets.

Gross margin as a percentage of net sales for the three months ended April 3, 1999 was 11.2% compared to 12.2% for the same period in 1998. Improvements in operating efficiencies, particularly at the Finished Fabrics Division, were more than offset by the effect of reduced capacity utilization at the Greige Fabrics Division resulting from indirect declines in demand from Eastern Europe, and lost production due to the fire at Fiber Product's DeWitt Plant (see discussion below at Legal and Other Matters).

For the three months ended April 3, 1999, selling, general and administrative expenses decreased by $494 thousand (7.0%) from the same period in 1998. Reduced sales of certain upholstery fabrics have resulted in decreased selling costs. Additionally, professional services associated with a 1997 realignment were substantially concluded in April 1998.

Interest expense was $3.1 million for the three months ended April 3, 1999 compared to $3.2 million for the three months ended April 4, 1998. Changes in interest expense reflect the effects of both reduced average borrowings and increased average rates associated with the March 30, 1998 amendment to the Company's bank credit agreement (the "Bank Credit Agreement"), as discussed below. Obligations under the Bank Credit Agreement at April 3, 1999 were $1.5 million less than obligations at January 2, 1999 and $11.2 million less than obligations at April 4, 1998.

During the first quarters of 1999 and 1998, approximately $401 thousand and $480 thousand of deferred loan costs, respectively, were charged to Other-net. These amounts represent the unamortized balance of original loan costs and prior amendment costs which are related to provisions of the Bank Credit Agreement which were amended on March 30, 1998 and April 1, 1999, respectively. In March 1999, approximately $346 thousand of deferred loan costs were capitalized in connection with the 1999 amendment and are being amortized over the remaining term of the 1999 amendment, which is effective through January 1, 2000. A net amount of approximately $211 thousand was recorded in Other-net during the first quarter of 1999 for insurance proceeds receivable as a result of fire damage at the Fiber Products Division's DeWitt Plant (see discussion below at Legal and Other Matters).

LIQUIDITY AND CAPITAL RESOURCES

The Company's needs for capital resources have been filled through cash generated from operating activities and have been supported by availability of borrowings under its Bank Credit Agreement, which was entered into on March 28, 1996. The Bank Credit Agreement, as amended to date, provides aggregate loans of up to $160 million including a revolving credit loan (the "Revolving Credit Facility") of up to $80 million, a term loan for $40 million ("Term Loan A") and a term loan for an additional $40 million ("Term Loan B"). The maturity date for all borrowings under the Bank Credit Agreement is July 1, 2000.

As of April 3, 1999, the Company had outstanding borrowings under the Bank Credit Agreement of $124.9 million, and $9.6 million unused under the Revolver net of $211 thousand in standby letters of credit. Principal payments since January 2, 1999 have reduced outstanding borrowings under the Bank Credit Agreement by $1.5 million.

Under the terms of the Bank Credit Agreement, substantially all assets are pledged as collateral for the borrowings under the Bank Credit Agreement. The Bank Credit Agreement requires the Company to maintain certain financial ratios and specified levels of tangible net worth, places a limit on the Company's level of capital expenditures and its ability to effect certain types of mergers or acquisitions, and permits the Company to pay cash dividends on its Common Stock provided certain financial tests are met. Under these financial tests, at April 3, 1999, the Company was not permitted to declare and pay cash dividends.

Proceeds from sale of certain defined assets are generally applied against the term loans in inverse order of the loan maturities.

The Bank Credit Agreement has been amended several times, the latest amendment of which was executed on April 1, 1999 (the "1999 Amendment") to modify certain covenants. Although the Company was in compliance with existing covenants at January 2, 1999, it had anticipated the need for amendments to cover periods beyond January 2, 1999, without which, technical noncompliance with certain financial covenants was considered to be imminent. In addition to covenant modifications, the 1999 amendment also included an increase in interest rates of 1/2 of 1% which took effect on April 4, 1999. As of April 4, 1999, the Company was in compliance with the covenants under the Bank Credit Agreement.

The increase in interest rates is geared to maintenance of certain ratios. If the Company's financial position, and the related ratios improve, the amended agreement provides for a decrease in interest rates for Term Loan A and the Revolving Credit Facility.

In addition to limited covenant modifications, which were effective through January 2, 1999, and increased interest rates, a March 30, 1998 amendment (the "March 1998 Amendment") required the Company to adopt new cash management procedures during the second quarter of 1998, which included establishment of a lock-box with instruction for customers to remit payments directly to the lock-box. As a result of this lock-box arrangement, generally accepted accounting principles required the Company to classify the Revolving Credit Facility, which has a maturity date of July 1, 2000, as a current liability. Pursuant to the March 1998 Amendment, the Company agreed that a collateral monitoring arrangement should be put into effect whereby the Company is required, through an independent collateral monitoring agent, to report certain financial data on a periodic basis to the lenders.

The Company paid amendment fees as a result of both the 1999 Amendment and the March 1998 Amendment in an amounts equal to 1/4 of 1% of Term Loan A, Term Loan B, and the Revolving Credit Facility, respectively.

On September 28, 1998, the Company entered into an agreement with Boeing Capital Corporation, a subsidiary of The Boeing Company, which provides for leasing of manufacturing equipment up to $10 million. As of April 3, 1999, approximately $3.3 million of equipment had been placed on lease schedules and cumulative spending on projects in progress under the leasing program was approximately $6.3 million.

Cash flow provided by operating activities provided for capital reinvestment of approximately $1.5 million, plus reduction in obligations under the Bank Credit Agreement of $1.5 million during the three months ended April 4, 1999. While total long-term financing and short-term borrowings have been reduced by approximately 8% over the last twelve months, the Company continues to be highly leveraged in comparison to periods preceding March of 1996. In consideration of the high levels of indebtedness, management continues to focus its efforts on reduction of debt and associated debt service costs. Although available cash has been adequate to sustain the Company's operations, cash used for debt service and debt reduction under the Bank Credit Agreement and cash used in the Company's capital expenditure plan have strained the Company's available liquid assets. Management expects improvements in cash generation from improved operating results, from continued discipline in cost containment, reduction in inventories, judicious review of its short term capital expenditure plans, and use of leasing programs in lieu of cash purchases for portions of its capital investment plan. Although no assurance can be given that cash provided by operating and financing activities will be sufficient, management believes that through careful planning and constraint of discretionary cash expenditures, cash generated by operations and cash available under the Bank Credit Agreement will be sufficient to satisfy the Company's liquidity requirements for at least the next year.

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

The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material impact on the Company.

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

The majority of the Company's application systems are being completely replaced by packaged systems represented as being Year 2000 compliant. The largest replacement project began in August 1997 for the Company's Finished Fabrics Division. Replacement for the Fiber Products Division, which is considerably less sophisticated than the Finished Fabrics systems, began in November 1998. Once software is replaced or reprogrammed, a working model is prepared and work proceeds to testing and implementation. These phases run concurrently for different systems. The replacements, as identified above, are expected to be completed by August 1999. For the remaining computer application systems which will not be replaced, remediation is underway and subsequent testing is expected to be completed by October 1999. Management believes that lines of code for systems requiring remediation, as opposed to replacement, represent only a small percentage of the total lines of computer code in service.

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

Production (manufacturing) and building (telephone, alarm, fire control, climate control, etc.) equipment is being investigated for compliance. Additionally, the Company screens all purchases to insure that all new equipment acquisitions are compliant. The Key Business Partner representing each model of equipment in use is being contacted to determine (a) if the equipment contains any hardware or software with Year 2000 exposure, (b) if any equipment with Year 2000 exposure is non-compliant, and (c) if upgrades or enhancements will be provided for all non-compliant equipment. To date, the majority of Key Business Partners representing production and building equipment have been contacted and most have responded. The Company is not presently aware of any equipment at risk for which remedial upgrades or enhancements will not be available. Contingency plans will be prepared for any vulnerable equipment for which remediation is not available on a timely basis, practical, or possible.

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

YEAR 2000 RISKS AND COSTS - As a result of the upgrades described above and assuming the projects in progress are completed in a satisfactory manner, the Company believes that the Year 2000 issue will not pose significant operational problems for the Company's computer systems and that it will be prepared in time to minimize any material impact to the Company's business, operations or financial condition. Failure to achieve a timely state of readiness or failure of a Key Business Partner or other third party to effectively remediate their affected systems could have a materially adverse impact on the Company's business operations, or financial condition. The Company anticipates completing the Year 2000 project no later than October 1999.

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

On Thursday March 11, 1999, a fire damaged the Company's DeWitt Plant in DeWitt, Iowa. The fire is believed to have started in an electrical junction box in the warehouse. The warehouse incurred substantial damage and other portions of the Facility received lesser damage caused by smoke, heat and water. The DeWitt Plant, which produces insulator pads for the Fiber Products Divison, resumed operations on April 12, 1999. Management believes that substantially all losses associated with this fire will be recovered through property and business interruption insurance, however, no assurances can be given as to when or whether acceptable settlements will be reached with the Company's insurance provider.

From time to time the Company receives unsolicited indications of interest relating to the acquisition of the Company or certain assets of the Company by others. While management and the Board of Directors reviews each offer in accordance with the appropriate discharge of their fiduciary duties to the shareholders of the Company, neither the Company or any of its operations are currently for sale as management does not believe that an appropriate value is likely to be received given current market conditions.

RISKS AND UNCERTAINTIES

Except for historical information contained herein, the matters set forth in this report are forward looking statements which are intended to be covered by the "Safe Harbor" provisions of the "Private Securities Litigation Reform Act of 1995" and are subject to certain risks and uncertainties that could cause actual results to differ materially from those in, or which could be expected based on, such forward looking statements. The Company's expectations regarding future sales and profits assume, among other things, reasonable continued growth in the general economy which affects demand for the Company's products, and reasonable stability in raw materials pricing, changes in which affect customer purchasing decisions as well as the Company's prices and margins. The costs and benefits of the Company's discontinuance of Jupiter venture capital investments may vary from the Company's expectations with respect to anticipated proceeds from the sale of assets. For a further discussion of risks and uncertainties associated with the Company's business, readers are referred to the cautionary statement set forth in Item 1 of the Company's annual report on Form 10-K for the year ended January 2, 1999, which cautionary statement is incorporated by reference herein.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and changes in commodity prices. Exposure to interest rate risk relates to variable rate obligations under the Company's Bank Credit Agreement which permits the Company to allocate its total obligations between prime and LIBOR rate basis. Interest rate swap agreements are utilized to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. Two interest rate swap agreements are currently in place under which the Company pays an average of certain LIBOR based variable rates on $38 million notional principal. These agreements, which expire on June 4, 1999, also contain interest rate caps which further limit interest rate exposures. If interest rates related to the Company's LIBOR obligations increased by 100 basis points over the rates in effect at January 2, 1999, interest expense, after considering the effects of interest rate swap agreements, would increase by approximately $870 thousand in 1999. These amounts were determined by considering the impact of hypothetical interest rates on the Company's borrowing cost and interest rate swap agreements. The analyses do not consider the effects of the overall reduced debt levels anticipated in 1999. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its interest rate exposures. An April 1, 1999 amendment to the Company's bank credit agreement included an increase in interest rates of 1/2% which took effect on April 4, 1999.

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

Cotton on-call with a fixed price at April 3, 1999 was valued at $5.6 million compared to $7.4 million at January 2, 1999, and is scheduled for delivery from April through June of 1999. At April 3, 1999, the Company had unpriced contracts for deliveries between June 1, 1999 and August 1, 2000. Based on the prevailing price at April 3, 1999, the value of these commitments is approximately $11.3 million for deliveries between June and December of 1999 and approximately $8 million for deliveries between January and August of 2000. As commodity price aberrations are generally short-term in nature, and have not historically had a significant long-term impact on operating performance, financial instruments are not used to hedge commodity price risk.

The Company does not utilize financial instruments for trading or other speculative purposes.

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

No reportable legal proceedings arose in the quarter ended April 3, 1999.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for a vote of Security Holders during the quarter ended April 3, 1999.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         11       Statements of Computation of Per Share Earnings

         27       Financial Data Schedule (Filed Electronically)(for SEC use only)

(b)      Reports on Form 8-K

         (i)      NOTICE OF ADOPTION OF A SHAREHOLDER RIGHTS PLAN, AS FILED ON
                  FORM 8-K DATED MAY 17, 1999, IS INCORPORATED BY REFERENCE HEREIN.

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

                                   SIGNATURES



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the undersigned has duly caused this report to be filed on its behalf by the undersigned hereto duly authorized.







                                          JOHNSTON INDUSTRIES, INC.




Dated:    May 18, 1999                    By:   /s/James J. Murray
                                                ------------------------------
                                                James J. Murray
                                                Executive Vice President and
                                                Chief Financial Officer




                                          By:   /s/James J. Murray
                                                ------------------------------
                                                James J. Murray
                                                (Principal Accounting Officer)