Form 10-Q
period 1999-07-03
JOHNSTON INDUSTRIES INC
filed 1999-08-17
CIK 41017

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

[X]  For the quarterly period ended July 3, 1999
     -------------------------------------------

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

Yes      [X]      No       [ ]

The number of shares outstanding of the Registrant's Common Stock as of July 3, 1999 was 10,721,872 shares.

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES


                               INDEX TO FORM 10-Q


                         PART I - FINANCIAL INFORMATION

                                                                                           PAGE(S)

ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                    Consolidated Balance Sheets
                         July 3, 1999 and January 2, 1999                                       4

                    Consolidated Statements of Operations
                         Three Months and Six Months ended
                         July 3, 1999 and July 4, 1998                                          5

                    Consolidated Statements of Cash Flows
                         Six Months ended
                         July 3, 1999 and July 4, 1998                                        6-7

                    Notes to Condensed Consolidated Financial Statements                     8-12

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                                     13-19

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK                                                          20


                           PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS                                                                21

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                              21

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                                 21

              SIGNATURE PAGE                                                                   22

              EXHIBIT 3.1(d) - CERTIFICATE OF DESIGNATION BY
                    THE BOARD OF DIRECTORS                                                  23-27

              EXHIBIT 11 - STATEMENTS OF COMPUTATION OF
                    PER SHARE EARNINGS                                                         28

              EXHIBIT 27 - FINANCIAL DATA SCHEDULE
                    (For SEC Use Only)                                                         29

                         PART I - FINANCIAL INFORMATION


ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JULY 3, 1999 AND JANUARY 2, 1999
(in thousands, except per share amounts)
(unaudited)
-------------------------------------------------------------------------------


                                                                               July 3,          January 2,
                                                                                1999               1999
                                                                            ------------       ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                $      1,280       $      1,231
   Accounts and notes receivable, net of allowance for
      doubtful accounts of $1,440 and $1,442                                      37,605             34,768
   Inventories                                                                    51,734             58,079
   Assets held for sale                                                            4,093              3,788
   Deferred income taxes                                                           1,867              1,249
   Prepaid expenses and other                                                      5,146              3,111
                                                                            ------------       ------------
      Total current assets                                                       101,725            102,226

Property, plant and equipment-net                                                 92,690             99,486

Goodwill - net of accumulated amortization of $2,043 and $1,728                   10,530             10,845
Intangible asset-pension                                                           1,651              1,651
Other assets                                                                       4,248              5,331
                                                                            ------------       ------------

Total assets                                                                $    210,844       $    219,539
                                                                            ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                         $     12,336       $     13,867
   Accrued expenses                                                               12,417              9,859
   Revolving credit facility                                                      67,147             66,954
   Current maturities of long-term debt                                           55,811              9,989
   Income taxes payable                                                               --                479
                                                                            ------------       ------------
      Total current liabilities                                                  147,711            101,148

Long-term debt - less current maturities                                           1,262             51,109
Other liabilities                                                                  7,855              8,878
Deferred income taxes                                                              9,394             10,130
                                                                            ------------       ------------
   Total liabilities                                                             166,222            171,265

STOCKHOLDERS' EQUITY:
   Common stock, par value $.10 per share; authorized,
      20,000 shares; issued 12,468                                                 1,246              1,246
   Additional paid-in capital                                                     21,445             21,445
   Retained earnings                                                              30,198             33,850
                                                                            ------------       ------------
      Total                                                                       52,889             56,541
   Less treasury stock; 1,746 shares                                              (8,267)            (8,267)
                                                                            ------------       ------------

      Total stockholders' equity                                                  44,622             48,274
                                                                            ------------       ------------

Total liabilities and stockholders' equity                                  $    210,844       $    219,539
                                                                            ============       ============

See Notes to Condensed Consolidated Financial Statements

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 3, 1999 AND JULY 4, 1998
(in thousands, except per share amounts)
(unaudited)
-------------------------------------------------------------------------------




                                                            Three Months Ended              Six Months Ended
                                                          -----------------------       -------------------------
                                                           July 3,       July 4,         July 3,         July 4,
                                                            1999           1998           1999            1998
                                                          --------       --------       ---------       ---------
Net sales                                                 $ 67,762       $ 69,063       $ 132,794       $ 148,902
                                                          --------       --------       ---------       ---------

Costs and expenses:
   Cost of sales                                            61,575         60,353         119,305         130,413
   Selling, general and administrative                       6,492          6,874          13,051          13,927
   Amortization of goodwill                                    158            156             315             313
   Restructuring and impairment charges                         --             --              --             100
                                                          --------       --------       ---------       ---------
      Total costs and expenses                              68,225         67,383         132,671         144,753
                                                          --------       --------       ---------       ---------
Income (loss) from operations                                 (463)         1,680             123           4,149

Other expenses (income):
   Interest expense                                          3,062          3,451           6,180           6,664
   Interest income                                            (142)          (417)           (370)           (496)
   Other-net                                                  (321)          (228)            135             440
                                                          --------       --------       ---------       ---------
      Total other expenses - net                             2,599          2,806           5,945           6,608

Equity in earnings of equity investee                          150             63             308              63
                                                          --------       --------       ---------       ---------

Loss before benefit for income taxes                        (2,912)        (1,063)         (5,514)         (2,396)

Benefit for income taxes                                    (1,007)          (495)         (1,862)           (893)
                                                          --------       --------       ---------       ---------

Net loss                                                  $ (1,905)      $   (568)      $  (3,652)      $  (1,503)
                                                          ========       ========       =========       =========

Net loss per common share:
   Basic and diluted                                      $  (0.18)      $  (0.05)      $   (0.34)      $   (0.14)
                                                          ========       ========       =========       =========

Weighted average number of common shares outstanding        10,722         10,743          10,722          10,743
                                                          ========       ========       =========       =========

See Notes to Condensed Consolidated Financial Statements

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 3, 1999 AND JULY 4, 1998
(in thousands)
(unaudited)
-------------------------------------------------------------------------------


                                                                    Six Months Ended
                                                               --------------------------
                                                                 July 3,        July 4,
                                                                   1999          1998
                                                               -----------    -----------
OPERATING ACTIVITIES:
   Net loss                                                    $    (3,652)   $    (1,503)
   Adjustments to reconcile net loss to net cash provided
      by operating activities:
         Depreciation                                                9,586          9,974
         Amortization of goodwill                                      315            313
         Amortization of deferred financing costs                    1,015          1,042
         Provision for bad debts                                       170            363
         Loss / (Gain) on disposal of fixed assets                      33            (43)
         Undistributed earnings of equity investee                    (308)           (63)
         Changes in operating assets and liabilities:
            Accounts and notes receivable                           (3,007)           842
            Inventories                                              6,345            (43)
            Deferred income taxes                                   (1,354)          (353)
            Prepaid expenses and other assets                       (1,943)        (1,431)
            Accounts payable                                        (1,508)        (3,736)
            Accrued expenses                                         2,558            210
            Income taxes payable                                      (479)         2,185
            Other liabilities                                       (1,023)           540
                                                               -----------    -----------

            Total adjustments                                       10,400          9,800
                                                               -----------    -----------

         Net cash provided by operating activities                   6,748          8,297
                                                               -----------    -----------

INVESTING ACTIVITIES:
   Additions to property, plant and equipment                       (2,977)        (5,512)
   Decrease in non-operating accounts payable                          (23)          (816)
   Proceeds from sale of fixed assets                                  154            305
   Proceeds from sale of Jupiter assets                                 --            630
                                                               -----------    -----------

      Net cash used in investing activities                         (2,846)        (5,393)
                                                               -----------    -----------

                                                                      Continued

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 3, 1999 AND JULY 4, 1998
(in thousands)
(unaudited)
-------------------------------------------------------------------------------

                                                               Six Months Ended
                                                          -------------------------
                                                            July 3,         July 4,
                                                             1999            1998
                                                          ---------       ---------
FINANCING ACTIVITIES:
   Principal payments of long-term debt                    (136,937)        (13,104)
   Proceeds from issuance of long-term debt                 133,084           8,200
                                                          ---------       ---------

      Net cash used in financing activities                  (3,853)         (4,904)
                                                          ---------       ---------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS             49          (2,000)

CASH AND CASH EQUIVALENTS:
   Beginning of Period                                        1,231           2,284
                                                          ---------       ---------

   End of Period                                          $   1,280       $     284
                                                          =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid (received) during the period for:
      Interest                                            $   5,777       $   6,106
                                                          =========       =========

      Income taxes                                        $     (30)      $  (2,525)
                                                          =========       =========



See Notes to Condensed Consolidated Financial Statements              Concluded

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 3, 1999 AND JANUARY 2, 1999, AND FOR THE SIX MONTHS ENDED JULY 3, 1999 AND JULY 4, 1998
(in thousands except share and per share amounts)
(unaudited)

--------------------------------------------------------------------------------

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

The accompanying interim condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation. All such adjustments, other than those relating to restructuring and loss on impairment, are of a normal recurring nature. Operating results for the three months and six months ended July 3, 1999 are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

2.       ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that, at adoption, hedging relationships should be designated anew and that entities recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. As issued, this statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999.

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." This statement defers the effective date for SFAS No. 133, which will now be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material impact on the Company.

INVENTORIES

3.       Inventories consisted of the following:

-------------------------------------------------------------------------------

                                                                                 July 3, 1999       January 2, 1999
                                                                                ---------------    ----------------
Inventories-FIFO cost flow assumption
     Finished goods..........................................................   $        30,195    $         33,136
     Work-in process.........................................................             7,390               8,793
     Raw materials...........................................................            10,542              12,317
     Direct materials and supplies...........................................             4,461               4,687
                                                                                ---------------    ----------------
                                                                                         52,588              58,933
     Less LIFO reserve.......................................................              (854)               (854)
                                                                                ---------------    ----------------
         Inventories - LIFO cost flow assumption.............................   $        51,734    $         58,079
                                                                                ===============    ================

-------------------------------------------------------------------------------

4.       ASSETS HELD FOR SALE

Assets held for sale consisted of the following:

-------------------------------------------------------------------------------

                                                                                 July 3, 1999       January 2, 1999
                                                                                ---------------    ----------------
Jupiter investments..........................................................   $         3,577    $          3,272
Other real estate............................................................               516                 516
                                                                                ---------------    ----------------
                                                                                $         4,093    $          3,788
                                                                                ===============    ================

-------------------------------------------------------------------------------

Concurrent with the acquisition of Jupiter National, Inc. in March 1996, the Company's management made the decision to discontinue the venture capital investment segment of Jupiter's operation. The remaining portfolio investments, which have not been disposed of, are included in assets held for sale.

5.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

-------------------------------------------------------------------------------

                                                                                 July 3, 1999       January 2, 1999
                                                                                ---------------    ----------------
Land ........................................................................   $           933    $            935
Buildings....................................................................            36,899              36,105
Machinery and equipment......................................................           204,575             202,680
                                                                                ---------------    ----------------
                                                                                        242,407             239,720
Less accumulated depreciation................................................          (149,717)           (140,234)
                                                                                ---------------    ----------------
     Property, plant, and equipment - net....................................   $        92,690    $         99,486
                                                                                ===============    ================

-------------------------------------------------------------------------------

6.       LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

Long-term debt consisted of the following:

-------------------------------------------------------------------------------

                                                                                 July 3, 1999       January 2, 1999
                                                                                ---------------    ----------------
Term loans...................................................................   $        55,448    $         59,402
Revolving credit facility....................................................            67,147              66,954
Purchase money mortgage debt  ...............................................               870                 913
Industrial development note (net of unamortized discount)....................               460                 439
Capital lease obligations....................................................               295                 344
                                                                                ---------------    ----------------
Total........................................................................           124,220             128,052
Less current maturities and revolving credit facility........................          (122,958)            (76,943)
                                                                                ---------------    ----------------
                                                                                $         1,262    $         51,109
                                                                                ===============    ================

-------------------------------------------------------------------------------

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

As of July 3, 1999, the Company had outstanding borrowings under the Bank Credit Agreement of $122,595 and $7,415 unused under the Revolving Credit Facility net of $125 of standby letters of credit.

Covenants and Restrictions - Under the terms of the Bank Credit Agreement, substantially all assets are pledged as collateral for the borrowings under the Bank Credit Agreement. The Bank Credit Agreement requires the Company to maintain certain financial ratios and specified levels of tangible net worth, places a limit on the Company's level of capital expenditures and its ability to effect certain types of mergers or acquisitions, and permits the Company to pay cash dividends on its Common Stock provided certain financial tests are met. Under these financial tests, at July 3, 1999, the Company was not permitted to declare or pay cash dividends.

Proceeds from the sale of certain defined assets are generally applied against the term loans in inverse order of the loan maturities.

Amendments to the Bank Credit Agreement - The Bank Credit Agreement has been amended several times, the latest amendment of which was executed on April 1, 1999 (the "1999 Amendment") to modify certain covenants. Although the Company was in compliance with existing covenants at January 2, 1999, it had anticipated the need for amendments to cover periods beyond January 2, 1999, without which, technical noncompliance with certain financial covenants was considered to be imminent. In addition to covenant modifications, the 1999 Amendment also included an increase in interest rates of 1/2 of 1% which took effect on April 4, 1999. As of July 3, 1999, the Company was in compliance with the covenants under the Bank Credit Agreement.

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

As of July 1, 1999, all borrowings under the Bank Credit Agreement have a maturity date of July 1, 2000 and have been classified as a current liability.

7.       EARNINGS PER SHARE

Earnings per share is not presented on a diluted basis, as the effect of dilutive securities is anti-dilutive due to net losses for all periods presented.

8.       INCOME TAXES

The benefit for income taxes as computed under SFAS No. 109, "Accounting for Income Taxes", is comprised of the following:

-------------------------------------------------------------------------------


                                                                                         Six Months Ended
                                                                                -----------------------------------
                                                                                 July 3, 1999        July 4, 1998
                                                                                ---------------    ----------------
Federal:
     Current.................................................................   $          (951)   $           (829)
     Deferred................................................................              (708)                (27)
                                                                                ---------------    ----------------
                                                                                         (1,659)               (856)
State:
     Current.................................................................              (108)                (15)
     Deferred................................................................               (95)                (22)
                                                                                ---------------    ----------------
                                                                                           (203)                (37)


Benefit for income taxes.....................................................   $        (1,862)   $           (893)
                                                                                ===============    ================

-------------------------------------------------------------------------------

The reconciliation of the Company's effective income tax benefit rate to the Federal statutory rate of 34% follows:

-------------------------------------------------------------------------------


                                                                                         Six Months Ended
                                                                                -----------------------------------
                                                                                 July 3, 1999        July 4, 1998
                                                                                ---------------    ----------------

Federal income tax benefit at statutory rate.................................   $        (1,875)   $           (815)
State income tax benefit, net of Federal tax benefit.........................              (134)                (24)
Amortization of goodwill.....................................................               107                 106
Other - net..................................................................                40                (160)
                                                                                ---------------    ----------------
                                                                                $        (1,862)   $           (893)
                                                                                ---------------    ----------------
Effective rate...............................................................             33.77%             37.27%
                                                                                ===============    ================

-------------------------------------------------------------------------------

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

Financial and related information for business segments is as follows:

-------------------------------------------------------------------------------


                                                   Greige      Finished     Fiber         All      Reconciling
               Period                              Fabrics     Fabrics     Products     Other      Eliminations  Consolidated
------------------------------------------------   -------     -------     --------     -----      ------------  ------------
As of and for the six months ended July 3, 1999
Trade revenues                                     $ 59,867    $ 50,131     $16,810    $   5,986     $      --     $ 132,794
Intersegment revenues                                 2,943       2,452         368           --        (5,763)           --
Income (loss) before income taxes                        74       1,247       1,017       (7,852)           --        (5,514)
Total assets                                        100,764      69,722      21,686      333,924      (315,252)      210,844


As of and for the six months ended July 4, 1998
Trade revenues                                     $ 75,731    $ 50,449     $17,384    $   5,338     $      --     $ 148,902
Intersegment revenues                                 3,652       1,902         538           --        (6,092)           --
Income (loss) before income taxes                     8,224      (2,218)      1,227       (9,629)           --        (2,396)
Total assets                                        111,207      72,094      19,238      408,846      (387,237)      224,148


-------------------------------------------------------------------------------

10.      RELATED PARTY TRANSACTIONS

Redlaw Industries, Inc. ("Redlaw"), a stockholder, was the commissioned sales agent for the Company for substantially all sales of the Company's products into Canada under the terms of a non-exclusive sales agency agreement from May 1994 until December 1998. As of July 4, 1998 there was approximately $186 of inventory located at a warehouse in Canada, which was supervised by Redlaw, and there were accrued commissions payable to Redlaw of $21. Commissions of approximately $93 and $175, respectively, were paid to Redlaw for the three months and the six months ended July 4, 1998.

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

Results of Operations

During the past twelve months, world demand for U.S. textile products has lessened. This is a result of a combination of factors, including the strong U.S. Dollar and financial instability in many regions of the world. In addition, textile imports into the U.S., particularly apparel, have increased sharply as foreign producers seek U.S. dollars to offset weakness in their domestic economies. These factors have led to deflationary price pressures on textile products and increased competition from both foreign producers, as described above, and U.S. producers seeking to offset lost demand by entering the Company's markets. Management believes that though there may have been certain fundamental shifts in world textile markets, such as apparel, the recent trend of opportunistic, price driven purchasing in many of the Company's markets is not sustainable. By necessity, these markets will gravitate back to high quality, service-oriented manufacturers that can best satisfy the customer's long-term needs.

Although net sales for the second quarter of 1999 increased by $2.7 million from the first quarter of 1999, net sales for the three months and six months ended July 3, 1999 decreased $1.3 million and $16.1 million, respectively, from the three months and six months ended July 4, 1998. An analysis of changes in net sales by market is as follows (in thousands)

                                                                                   2nd Qtr 1999        YTD 1999
                                                                                 Incr/(Decr) from  Incr/(Decr) from
                                                                                   2nd Qtr 1998        YTD 1998
                                                                                  ---------------  ----------------
Industrial/Automotive...........................................................  $           550  $           (892)
Home Furnishings/Hospitality....................................................           (4,410)          (16,785)
Apparel.........................................................................            2,376             1,959
Specialty Markets/Miscellaneous.................................................              183              (390)
                                                                                  ---------------  ----------------
     Net Trade Sales............................................................  $        (1,301) $        (16,108)
                                                                                  ===============  ================


- Sales of industrial and automotive fabrics for the quarter increased slightly compared to the second quarter of 1998. Sales for the second quarter reflect increased volume in non-automotive coated fabrics plus addition of a new industrial fabric customer. Reduced sales of these fabrics for the first six months of 1999 were largely the result of inventory management programs initiated by two separate customers.
- Overall sales of home furnishing and hospitality fabrics for the quarter and the first six months of 1999 declined heavily from the levels recorded for the three months and six months ended July 4, 1998. Reduced sales of upholstery substrate fabrics of the type produced by the Greige Fabrics Division account for the majority of this reduction. Currency and economic difficulties in Eastern Europe arising during the second quarter of 1998 sharply impacted demand for fabrics produced by customers of the Greige Fabrics Division. Economic conditions in this region of the world have precluded a recovery of this demand to date. To a lesser degree, decreased sales of residential furniture fabrics, casual furniture fabrics and top-of-the-bed fabrics contribute to the overall decline. Sales of napery fabrics by the Finished Fabrics Division continued to grow, partially offsetting the declines as discussed above.
- The Greige Fabrics Division capitalized on certain short-term opportunities to sell apparel fabrics at attractive margins during early 1998. During the second quarter of 1999, the Greige Fabrics Division booked an increased level of apparel orders at lower margins, but this trend is not expected to extend beyond a short period of time.

- Sales to specialty markets reflect declines in sales of yarn by the Greige Fabrics Division and sales of remnants by the Fiber Products Division. Additionally, a fire at the Fiber Products Division's DeWitt Plant in March 1999 (see discussion below at Legal and Other Matters) necessitated shipments from the Lantuck Plant, in Lanett, Alabama, to service mid-western customers. Despite this short-term action, post-fire inventory was not sufficient to fully meet demand, and the DeWitt Plant has operated near capacity, while rebuilding its available for sale stock, since production resumed in April 1999. Competitive conditions have driven prices for sales yarn very low, making it difficult to move yarn profitably. The Company's Composite Reinforcement operation, however, recorded double digit growth compared to the same periods in 1998, mitigating, in part, the effect of the declines described above.

The Company's backlog of customer orders was $57.6 million at July 3, 1999, $49.4 at January 2, 1999 and $69.4 million at July 4, 1998. Compared to the order backlog at July 4, 1998, the July 3, 1999 order backlog reflects the impact of currency and economic difficulties in Eastern Europe and South America on the Company's customers. Although order backlog had reached an unusually low level at January 2, 1999, it had risen to $64.4 million by the end of January 1999, and has stabilized since that time. Management expects softness in demand for most of the markets in which the Company sells its products and import pressure on greige decorative programs to continue through at least the third quarter of 1999. However, while no assurances can be given, management expects some moderate strengthening in markets for certain greige decorative fabrics during the latter half of 1999.

Gross margin as a percentage of net sales for the three months and six months ended July 3, 1999 was 9.1% and 10.2% compared to 12.5% and 12.4% for the same periods in 1998, respectively. Lower capacity utilization associated with decreased revenues has contributed to reduced gross margin for both the second quarter and the first six months of 1999. Depressed virgin cotton prices have driven prices for recycled textile waste products to new lows, negatively affecting margins for the Fiber Products Division. Additionally, these margins have been further weakened by increased shipping costs during the quarter when mid-western customers were serviced from the Lantuck Plant in Lanett, Alabama following the DeWitt Plant fire (see discussion below at Legal and Other Matters).

For the three months and six months ended July 3, 1999, selling, general and administrative expenses decreased by $382 thousand (5.6%) and $873 thousand (6.3%), respectively, from the same periods in 1998. Decreased sales of certain upholstery fabrics have resulted in reduced selling costs. Additionally, professional services associated with a 1997 realignment were substantially concluded in April 1998.

Interest expense was $3.1 million and $6.2 million, respectively, for the three months and six months ended July 3, 1999 compared to $3.5 million and $6.7 million for the three months and six months ended July 4, 1998. Changes in interest expense reflect the effects of both reduced average borrowings and increased average rates associated with the March 30, 1998 and April 1, 1999 amendments to the Company's bank credit agreement (the "Bank Credit Agreement"), as discussed below. Obligations under the Bank Credit Agreement at July 3, 1999 were $3.8 million less than obligations at January 2, 1999 and $10.1 million less than obligations at July 4, 1998.

During the first six months of 1999 and 1998, respectively, approximately $419 thousand and $480 thousand of deferred loan costs were charged to Other-net. These amounts represent the unamortized balance of original loan costs and prior amendment costs which are related to provisions of the Bank Credit Agreement which were amended on March 30, 1998 and April 1, 1999, respectively. In March 1999, approximately $346 thousand of deferred loan costs were capitalized in connection with the 1999 amendment and are being amortized over the remaining term of the 1999 amendment, which is effective through January 1, 2000. A net amount of approximately $223 thousand has been recorded in Other-net in 1999 for insurance proceeds receivable as a result of fire damage at the Fiber Products Division's DeWitt Plant (see discussion below at Legal and Other Matters).

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

As of July 3, 1999, the Company had outstanding borrowings under the Bank Credit Agreement of $122.6 million, and $7.4 million unused under the Revolver net of $125 thousand in standby letters of credit. Principal payments since January 2, 1999 have reduced outstanding borrowings under the Bank Credit Agreement by $3.8 million.

Under the terms of the Bank Credit Agreement, substantially all assets are pledged as collateral for the borrowings under the Bank Credit Agreement. The Bank Credit Agreement requires the Company to maintain certain financial ratios and specified levels of tangible net worth, places a limit on the Company's level of capital expenditures and its ability to effect certain types of mergers or acquisitions, and permits the Company to pay cash dividends on its Common Stock provided certain financial tests are met. Under these financial tests, at July 3, 1999, the Company was not permitted to declare and pay cash dividends.

Proceeds from the sale of certain defined assets are generally applied against the term loans in inverse order of the loan maturities.

The Bank Credit Agreement has been amended several times, the latest amendment of which was executed on April 1, 1999 (the "1999 Amendment") to modify certain covenants. Although the Company was in compliance with existing covenants at January 2, 1999, it had anticipated the need for amendments to cover periods beyond January 2, 1999, without which, technical noncompliance with certain financial covenants was considered to be imminent. In addition to covenant modifications, the 1999 Amendment also included an increase in interest rates of 1/2 of 1% which took effect on April 4, 1999. As of July 3, 1999, the Company was in compliance with the covenants under the Bank Credit Agreement.

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

The Company paid amendment fees as a result of both the 1999 Amendment and the March 1998 Amendment in amounts equal to 1/4 of 1% of Term Loan A, Term Loan B, and the Revolving Credit Facility, respectively.

As of July 1, 1999, all borrowings under the Bank Credit Agreement have a maturity date of July 1, 2000 and have been classified as a current liability.

On September 28, 1998, the Company entered into an agreement with Boeing Capital Corporation, a subsidiary of The Boeing Company, which provides for leasing of manufacturing equipment up to $10 million. As of July 3, 1999, approximately $7.3 million of equipment had been placed on lease schedules and cumulative spending on projects in progress under the leasing program was approximately $2.7 million.

Cash flow provided by operating activities provided for capital reinvestment of approximately $3.0 million, plus a reduction in obligations under the Bank Credit Agreement of $3.8 million during the six months ended July 3, 1999. While total long-term financing and short-term borrowings have been reduced by approximately 7.4% over the last twelve months, the Company continues to be highly leveraged in comparison to periods preceding March of 1996. In consideration of the high levels of indebtedness, management continues to focus its efforts on reduction of debt and associated debt service costs. Although available cash has been adequate to sustain the Company's operations, cash used for debt service and debt reduction under the Bank Credit Agreement and cash used in the Company's capital expenditure plan have strained the Company's available liquid assets. Management expects improvements in cash generation from improved operating results, from continued discipline in cost containment, reduction in inventories, judicious review of its short term capital expenditure plans, and use of leasing programs in lieu of cash purchases for portions of its capital investment plan. Although no assurance can be given that cash provided by operating and financing activities will be sufficient or that a replacement financial agreement will be in place before the maturity of the existing Bank Credit Agreement, management believes that through careful planning and constraint of discretionary cash expenditures, cash generated by operations and cash available under the Bank Credit Agreement will be sufficient to satisfy the Company's liquidity requirements for at least the next year.

Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that, at adoption, hedging relationships should be designated anew and that entities recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. As issued, this statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999.

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." This statement defers the effective date for SFAS No. 133, which will now be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material impact on the Company.

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

The Company's plan to resolve potential Year 2000 problems involved the following four phases: assessment, remediation, testing, and implementation. Contingency plans, including data back-up, disaster recovery, and possible modifications to procurement and production scheduling, will be developed during the second half of 1999. Assessment of significant computer application systems was completed in 1998. All systems were considered to be vulnerable until objective data could be obtained and in the case of packaged software, until vendor certification was obtained, to support our assessment. Several of the Company's computer application systems were determined to be Year 2000 compliant and the remainder were identified for replacement or remediation.

The majority of the Company's application systems are being completely replaced by packaged systems represented as being Year 2000 compliant. The largest replacement project began in August 1997 for the Company's Finished Fabrics Division. Replacement for the Fiber Products Division, which is considerably less sophisticated than the Finished Fabrics systems, began in November 1998. Once software is replaced or reprogrammed, a working model is prepared and work proceeds to testing and implementation. These phases run concurrently for different systems. The replacements, as identified above, are expected to be completed by September 1999. For the remaining computer application systems which will not be replaced, remediation is underway and subsequent testing is expected to be completed by October 1999. Management believes that lines of code for systems requiring remediation, as opposed to replacement, represent only a small percentage of the total lines of computer code in service.

For personal computers which are critical to operations or which are part of decision support systems, the hardware, operating systems, and application software are being reviewed for compliance. The Company is upgrading or replacing all such systems once they are identified as out of compliance. Management believes that better than 90 percent of personal computers, which will be identified as critical, have been upgraded or replaced to date.

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

Vendors and suppliers of raw materials, operating supplies, utilities, plus financial and other critical services are being surveyed for Year 2000 readiness, and the Company's Year 2000 Team is meeting with those who are identified as Key Business Partners. Responses from vendors and suppliers of less critical importance to our business are being evaluated and follow-up action is being taken by the Company as it deems appropriate. All of the vendors which have been identified as Key Business Partners for these goods and services have been contacted and substantially all have responded.

Significant customers identified by the Company's Year 2000 Team as Key Business Partners are being contacted for the purpose of assessing Year 2000 preparedness. A majority of customers, which have been identified as Key Business Partners, have now responded. The Company is not presently aware of any customer identified as a Key Business Partner who has been determined to be at risk and whose failure as a result of Year 2000 exposure would materially impact the Company's business, operations or financial condition.

To date, the Company is not aware of any Key Business Partner who has been identified as vulnerable and whose failure would materially impact the Company's business, operations or financial condition. The Company's Year 2000 Team is presently engaged in follow up with Key Business Partners who had earlier indicated they would complete preparations during the third quarter of 1999. Although no assurance can be given that acceptable alternatives can be developed to mitigate a failure of business partners to achieve Year 2000 compliance, the Company will monitor business partners for exposure and to the extent practicable, contingency plans will be evaluated for any critical business partner who may be vulnerable.

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

Legal and Other Matters

The Company is periodically involved in legal proceedings arising in the ordinary conduct of business. Management does not expect that such proceedings will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. During 1997, management became aware of certain industrial espionage activities that targeted the Company and several other textile manufacturers, allegedly carried out by agents of a large competitor. On October 8, 1998, the Company filed suit in Alabama seeking recourse for damages and losses resulting from these alleged activities. The case is currently in the discovery process.

On Thursday March 11, 1999, a fire damaged the Company's DeWitt Plant in DeWitt, Iowa. The fire is believed to have started in an electrical junction box in the warehouse. The warehouse incurred substantial damage and other portions of the facility received lesser damage caused by smoke, heat and water. The DeWitt Plant, which produces insulator pads for the Fiber Products Division, resumed operations on April 12, 1999. Management believes that substantially all losses associated with this fire will be recovered through property and business interruption insurance, however, no assurances can be given as to when or whether acceptable settlements will be reached with the Company's insurance provider.

From time to time the Company receives unsolicited indications of interest relating to the acquisition of the Company or certain assets of the Company by others. While management and the Board of Directors reviews each offer in accordance with the appropriate discharge of their fiduciary duties to the shareholders of the Company, neither the Company or any of its operations are currently considered "for sale" as management believes that current market conditions are not advantageous for a premium sales opportunity.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and changes in commodity prices. Exposure to interest rate risk relates to variable rate obligations under the Company's Bank Credit Agreement which permits the Company to allocate its total obligations between prime and LIBOR rate basis. Interest rate swap agreements are utilized to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. An interest rate swap agreement is currently in place under which the Company pays an average of certain LIBOR based variable rates on $26.5 million notional principal. This agreement, which was entered into on June 3, 1999, expires on July 1, 2000, also contains interest rate caps which further limit interest rate exposures. If interest rates related to the Company's LIBOR obligations increased by 100 basis points over the rates in effect at January 2, 1999, interest expense, after considering the effects of interest rate swap agreements, would increase by approximately $1 million in 1999. These amounts were determined by considering the impact of hypothetical interest rates on the Company's borrowing cost and interest rate swap agreements. The analyses do not consider the effects of the overall reduced debt levels anticipated in 1999. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its interest rate exposures. An April 1, 1999 amendment to the Company's bank credit agreement included an increase in interest rates of 1/2% which took effect on April 4, 1999.

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

Cotton contracts with a fixed price at July 3, 1999 was valued at $6.4 million compared to $7.4 million at January 2, 1999, and is scheduled for delivery from July through October of 1999. At July 3, 1999, the Company had unpriced on-call contracts for deliveries between October 1, 1999 and November 1, 2000. Based on the prevailing price at July 3, 1999, the value of these commitments is approximately $2.5 million for deliveries between October and December of 1999 and approximately $7.8 million for deliveries between January and November of 2000. As commodity price aberrations are generally short-term in nature, and have not historically had a significant long-term impact on operating performance, financial instruments are not used to hedge commodity price risk.

The Company does not utilize financial instruments for trading or other speculative purposes.

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

No reportable legal proceedings arose in the quarter ended July 3, 1999.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 26, 1999, the Annual Meeting of Stockholders was held at the Company's offices located at 105 Thirteenth Street, Columbus, Georgia 31901. There were present in person or by proxy 10,037,426 shares of Common Stock entitled to vote. The only matter submitted to a vote of security holders was the election of directors. The following shares were voted for election of nominees for
Director:


         Nominee                   No. of Shares in Favor          Withheld
         -------                   ----------------------          --------
         J. Reid Bingham                  9,900,672                 136,754
         Allyn P. Chandler                9,898,954                 138,472
         John A. Friedman                 9,898,672                 138,754
         William J. Hart                  9,900,672                 136,754
         Gaines R. Jeffcoat               9,902,084                 135,342
         D. Clark Ogle                    9,900,672                 136,754
         C. Philip Stanley                9,902,084                 135,342

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

          3.1(d)  Certificate of Designation by the Board of Directors

         11       Statements of Computation of Per Share Earnings

         27       Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

         None.

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

                                   SIGNATURES



    Pursuant to the requirements of the Securities and Exchange Act of 1934, the undersigned has duly caused this report to be filed on its behalf by the undersigned hereto duly authorized.













                                           JOHNSTON INDUSTRIES, INC.




Dated:        August 17, 1999              By:    /s/James J. Murray
      ----------------------------            ---------------------------------
                                                  James J. Murray
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)