Form 10-Q
period 1999-10-02
JOHNSTON INDUSTRIES INC
filed 1999-11-16
CIK 41017

                                   FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

|X|  For the quarterly period ended October 2, 1999
     ----------------------------------------------

Commission file number 1-6687
                       ------

                           JOHNSTON INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    Delaware                                11-1749980
        -------------------------------                 ------------------
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                 Identification No.)

    105 Thirteenth Street, Columbus, Georgia                  31901
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

Yes  [X]           No  [ ]

The number of shares outstanding of the Registrant's Common Stock as of October 2, 1999 was 10,721,872 shares.

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES


                               INDEX TO FORM 10-Q



                         PART I - FINANCIAL INFORMATION
                                                                                            PAGE(S)

ITEM 1.               CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
------
                                 Consolidated Balance Sheets
                                        October 2, 1999 and January 2, 1999                      4

                                 Consolidated Statements of Operations
                                        Three Months and Nine Months ended
                                        October 2, 1999 and October 3, 1998                      5

                                 Consolidated Statements of Cash Flows
                                        Nine Months ended
                                        October 2, 1999 and October 3, 1998                    6-7

                                 Notes to Condensed Consolidated Financial Statements         8-12

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------                           CONDITION AND RESULTS OF OPERATIONS                         13-19

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES
------                           ABOUT MARKET RISK                                              20


                          PART II - OTHER INFORMATION


ITEM 1.               LEGAL PROCEEDINGS                                                         21
------

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                       21
------

ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K                                          21
------

                      SIGNATURE PAGE                                                            22

                      EXHIBIT 11 - STATEMENTS OF COMPUTATION OF
                                 PER SHARE EARNINGS                                             23

                      EXHIBIT 27 - FINANCIAL DATA SCHEDULE
                                 (For SEC Use Only)                                             24

                         PART I - FINANCIAL INFORMATION


ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 2, 1999 AND JANUARY 2, 1999
(in thousands, except per share amounts)
(unaudited)

==================================================================================================

                                                                       October 2,       January 2,
                                                                          1999            1999
                                                                       ----------       --------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                           $    1,391       $  1,231
   Accounts and notes receivable, net of allowance for
      doubtful accounts of $1,635 and $1,442                               35,304         34,768
   Inventories                                                             51,070         58,079
   Assets held for sale                                                     3,758          3,788
   Deferred income taxes                                                    1,877          1,249
   Income taxes receivable                                                     60             --
   Prepaid expenses and other                                               2,427          3,111
                                                                       ----------       --------
      Total current assets                                                 95,887        102,226

Property, plant and equipment-net                                          89,696         99,486

Goodwill - net of accumulated amortization of $2,201 and $1,728            10,372         10,845
Intangible asset-pension                                                    1,651          1,651
Other assets                                                                3,399          5,331
                                                                       ----------       --------

Total assets                                                           $  201,005       $219,539
                                                                       ==========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                    $   13,755       $ 13,867
   Accrued expenses                                                        11,254          9,859
   Revolving credit facility                                               63,615         66,954
   Current maturities of long-term debt                                    53,659          9,989
   Income taxes payable                                                        --            479
                                                                       ----------       --------
      Total current liabilities                                           142,283        101,148

Long-term debt - less current maturities                                    1,216         51,109
Other liabilities                                                           7,535          8,878
Deferred income taxes                                                       8,035         10,130
                                                                       ----------       --------
   Total liabilities                                                      159,069        171,265

STOCKHOLDERS' EQUITY:
   Common stock, par value $.10 per share; authorized,
      20,000 shares; issued 12,468                                          1,246          1,246
   Additional paid-in capital                                              21,445         21,445
   Retained earnings                                                       27,512         33,850
                                                                       ----------       --------
      Total                                                                50,203         56,541
   Less treasury stock; 1,746 shares                                       (8,267)        (8,267)
                                                                       ----------       --------

      Total stockholders' equity                                           41,936         48,274
                                                                       ----------       --------

Total liabilities and stockholders' equity                             $  201,005       $219,539
                                                                       ==========       ========

See Notes to Condensed Consolidated Financial Statements

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998 (in thousands, except per share amounts)
(unaudited)

=========================================================================================================================

                                                                Three Months Ended                  Nine Months Ended
                                                            --------------------------        ---------------------------
                                                            October 2,       October 3,       October 2,       October 3,
                                                              1999             1998              1999             1998
                                                            ---------        ---------        ---------        ----------

Net sales                                                   $  63,330        $  69,572        $ 196,124        $  218,474
                                                            ---------        ---------        ---------        ----------

Costs and expenses:
   Cost of sales                                               57,929           60,164          177,234           190,577
   Selling, general and administrative                          6,394            6,821           19,445            20,748
   Amortization of goodwill                                       158              158              473               471
   Restructuring and impairment charges                            --               (4)              --                96
                                                            ---------        ---------        ---------        ----------
      Total costs and expenses                                 64,481           67,139          197,152           211,892
                                                            ---------        ---------        ---------        ----------
Income (loss) from operations                                  (1,151)           2,433           (1,028)            6,582

Other expenses (income):
   Interest expense                                             2,960            3,477            9,140            10,141
   Interest income                                               (113)            (290)            (483)             (786)
   Other-net                                                      345              201              480               641
                                                            ---------        ---------        ---------        ----------
      Total other expenses - net                                3,192            3,388            9,137             9,996

Equity in earnings of equity investee                             247              114              555               177

Realized and unrealized investment loss                           (50)             (19)             (50)              (19)
                                                            ---------        ---------        ---------        ----------

Loss before benefit for income taxes                           (4,146)            (860)          (9,660)           (3,256)

Benefit for income taxes                                       (1,460)          (1,000)          (3,322)           (1,893)
                                                            ---------        ---------        ---------        ----------

Net income (loss)                                           $  (2,686)       $     140        $  (6,338)       $   (1,363)
                                                            =========        =========        =========        ==========

Net income (loss) per common share:
   Basic and diluted                                        $   (0.25)       $    0.01        $   (0.59)       $    (0.13)
                                                            =========        =========        =========        ==========

Weighted average number of common shares outstanding           10,722           10,743           10,722            10,743
                                                            =========        =========        =========        ==========


See Notes to Condensed Consolidated Financial Statements

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998
(in thousands)
(unaudited)

============================================================================================

                                                                      Nine Months Ended
                                                                 ---------------------------
                                                                  October 2,      October 3,
                                                                    1999             1998
                                                                 ----------       ----------
OPERATING ACTIVITIES:
   Net loss                                                      $   (6,338)      $   (1,363)
   Adjustments to reconcile net loss to net cash provided
      by operating activities:
         Depreciation                                                13,952           14,933
         Amortization of goodwill                                       473              471
         Amortization of deferred financing costs                     1,581            1,326
         Provision for bad debts                                        528              627
         Loss on disposal of fixed assets                               145              106
         Net unrealized loss on portfolio investments                    50               19
         Undistributed earnings of equity investee                     (555)            (177)
         Changes in operating assets and liabilities:
            Accounts and notes receivable                              (764)          (4,663)
            Inventories                                               7,009           (4,853)
            Deferred income taxes                                    (2,723)            (714)
            Prepaid expenses and other assets                           768             (271)
            Accounts payable                                             69            1,379
            Accrued expenses                                          1,395            2,162
            Income taxes payable                                       (539)           2,266
            Other liabilities                                        (1,343)             381
                                                                 ----------       ----------

            Total adjustments                                        20,046           12,992
                                                                 ----------       ----------

         Net cash provided by operating activities                   13,708           11,629
                                                                 ----------       ----------

INVESTING ACTIVITIES:
   Additions to property, plant and equipment                        (4,400)          (7,578)
   Decrease in non-operating accounts payable                          (181)          (1,414)
   Proceeds from sale and leaseback                                      --              870
   Proceeds from sale of fixed assets                                   154              307
   Proceeds from sale of Cusseta plant                                  440               --
   Proceeds from sale of Jupiter assets                                  33              630
                                                                 ----------       ----------

      Net cash used in investing activities                          (3,954)          (7,185)
                                                                 ----------       ----------

                                                                                   Continued

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998
(in thousands)
(unaudited)

============================================================================================

                                                                      Nine Months Ended
                                                                 ---------------------------
                                                                  October 2,      October 3,
                                                                     1999           1998
                                                                 ----------       ----------
FINANCING ACTIVITIES:
   Principal payments of long-term debt                            (205,535)         (75,876)
   Proceeds from issuance of long-term debt                         195,941           70,384
                                                                 ----------       ----------

      Net cash used in financing activities                          (9,594)          (5,492)
                                                                 ----------       ----------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                    160           (1,048)

CASH AND CASH EQUIVALENTS:
   Beginning of Period                                                1,231            2,284
                                                                 ----------       ----------

   End of Period                                                 $    1,391       $    1,236
                                                                 ==========       ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period for:
      Interest                                                   $    8,670       $    9,306
                                                                 ==========       ==========

      Income taxes                                               $      (63)      $   (2,524)
                                                                 ==========       ==========

                                                                                   Concluded


            See Notes to Condensed Consolidated Financial Statements

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF OCTOBER 2, 1999 AND JANUARY 2, 1999, AND FOR THE NINE MONTHS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)



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

The accompanying interim condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation. All such adjustments, other than those relating to restructuring and loss on impairment, are of a normal recurring nature. Operating results for the three months and nine months ended October 2, 1999 are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

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

3.      INVENTORIES

Inventories consisted of the following:

=================================================================================================================

                                                                           OCTOBER 2, 1999        JANUARY 2, 1999
                                                                           ---------------        ---------------
Inventories-FIFO cost flow assumption
        Finished goods ...............................................         $    30,281            $    33,136
        Work-in process ..............................................               7,902                  8,793
        Raw materials ................................................               9,277                 12,317
        Direct materials and supplies ................................               4,464                  4,687
                                                                               -----------            -----------
                                                                                    51,924                 58,933
        Less LIFO reserve ............................................                (854)                  (854)
                                                                               -----------            -----------
               Inventories - LIFO cost flow assumption ...............         $    51,070            $    58,079
                                                                               ===========            ===========

=================================================================================================================

4.      ASSETS HELD FOR SALE

Assets held for sale consisted of the following:

=================================================================================================================

                                                                           OCTOBER 2, 1999        JANUARY 2, 1999
                                                                           ---------------        ---------------

Jupiter investments ..................................................         $     3,744            $     3,272
Other property, plant and equipment ..................................                  14                    516
                                                                               -----------            -----------
                                                                               $     3,758            $     3,788
                                                                               ===========            ===========

=================================================================================================================

Concurrent with the acquisition of Jupiter National, Inc. in March 1996, the Company's management made the decision to discontinue the venture capital investment segment of Jupiter's operation. The remaining portfolio investments are included in assets held for sale.

5.      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

=================================================================================================================

                                                                           OCTOBER 2, 1999        JANUARY 2, 1999
                                                                           ---------------        ---------------

Land .................................................................         $       933            $       935
Buildings ............................................................              36,761                 36,105
Machinery and equipment ..............................................             205,676                202,680
                                                                               -----------            -----------
                                                                                   243,370                239,720
Less accumulated depreciation ........................................            (153,674)              (140,234)
                                                                               -----------            -----------
        Property, plant and equipment - net ..........................         $    89,696            $    99,486
                                                                               ===========            ===========

=================================================================================================================

6.      LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

Long-term debt consisted of the following:

=================================================================================================================

                                                                           OCTOBER 2, 1999        JANUARY 2, 1999
                                                                           ---------------        ---------------

Term loans ...........................................................       $    53,326             $    59,402
Revolving credit facility ............................................            63,615                  66,954
Purchase money mortgage debt .........................................               848                     913
Industrial development note (net of unamortized discount) ............               471                     439
Capital lease obligations ............................................               230                     344
                                                                             -----------             -----------
Total ................................................................           118,490                 128,052
Less current maturities and revolving credit facility ................          (117,274)                (76,943)
                                                                             -----------             -----------
                                                                             $     1,216             $    51,109
                                                                             ===========             ===========

================================================================================================================

The Company has a credit agreement with a syndicate of lenders (the "Bank Credit Agreement"), which was entered into on March 28, 1996. The Bank Credit Agreement, as amended to date, provides aggregate loans of up to $160,000, including a revolving credit loan (the "Revolving Credit Facility") of up to $80,000, a term loan for $40,000 ("Term Loan A") and a second term loan for an additional $40,000 ("Term Loan B"). The maturity date for all borrowings under the Bank Credit Agreement is July 1, 2000.

As of October 2, 1999, the Company had outstanding borrowings under the Bank Credit Agreement of $116,941 and $8,836 available under the Revolving Credit Facility net of $125 of standby letters of credit. Availability under the Revolving Credit Facility is limited by the levels of eligible collateral, as defined in the Bank Credit Agreement.

COVENANTS AND RESTRICTIONS - Under the terms of the Bank Credit Agreement, substantially all assets are pledged as collateral for the borrowings under the Bank Credit Agreement. The Bank Credit Agreement requires the Company to maintain certain financial ratios and specified levels of tangible net worth, places a limit on the Company's level of capital expenditures and its ability to effect certain types of mergers or acquisitions, and permits the Company to pay cash dividends on its Common Stock provided certain financial tests are met. Under these financial tests, at October 2, 1999, the Company was not permitted to declare or pay cash dividends.

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

The Company paid amendment fees as a result of both the 1999 Amendment and the March 1998 Amendment in an amount equal to 1/4 of 1% of Term Loan A, Term Loan B, and the Revolving Credit Facility, respectively.

As of October 2, 1999, the Company was not in compliance with certain of the covenants under the Bank Credit Agreement. The lenders which are parties to the Bank Credit Agreement have waived the events of non-compliance at October 2, 1999. The Company paid fees as a result of the waivers in an amount equal to 18 basis points of the outstanding obligations under the Bank Credit Agreement. No assurances can be given that the Lenders will waive future events of non-compliance, if they occur, for the fourth quarter of 1999 and beyond.

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

8.      INCOME TAXES

The benefit for income taxes as computed under SFAS No. 109, "Accounting for Income Taxes", is comprised of the following:

==============================================================================================================

                                                                                    NINE MONTHS ENDED
                                                                                    -----------------
                                                                          OCTOBER 2, 1999      OCTOBER 3, 1998
                                                                          ---------------      ---------------
Federal:
        Current ......................................................         $     (370)         $   (1,184)
        Deferred .....................................................             (2,560)               (647)
                                                                               ----------          ----------
                                                                                   (2,930)             (1,831)
State:
        Current ......................................................               (229)                  1
        Deferred .....................................................               (163)                (63)
                                                                               ----------          ----------
                                                                                     (392)                (62)


Benefit for income taxes .............................................         $   (3,322)         $   (1,893)
                                                                               ==========          ==========

==============================================================================================================

The reconciliation of the Company's effective income tax benefit rate to the Federal statutory rate of 34% follows:

==============================================================================================================

                                                                                    NINE MONTHS ENDED
                                                                                    -----------------
                                                                          OCTOBER 2, 1999     OCTOBER 3, 1998
                                                                          ---------------     ---------------

Federal income tax benefit at statutory rate .........................         $   (3,284)         $   (1,107)
State income tax benefit, net of Federal tax benefit .................               (258)                (41)
Amortization of goodwill .............................................                160                 159
Net operating loss refund (10 year carryback) ........................                 --                (920)
Other - net ..........................................................                 60                  16
                                                                               ----------          ----------
                                                                               $   (3,322)         $   (1,893)
                                                                               ----------          ----------
Effective rate .......................................................              34.38%              58.14%
                                                                               ==========          ==========

==============================================================================================================

9.      SEGMENT AND RELATED INFORMATION

The Company's principal operations include manufacturing and marketing of finished and unfinished (greige) fabrics plus processing and marketing of textile waste fibers and fabrics. The Company's operations are organized around manufacturing processes and its reportable business segments include the Greige Fabrics Division, the Finished Fabrics Division and the Fiber Products Division. All remaining operations have been aggregated as "All Other". Segments are evaluated on the basis of income (loss) on continuing operations before interest expense and income taxes. Intersegment transactions are generally recorded at cost.

Financial and related information for business segments is as follows:

==================================================================================================================================

                                                        Greige     Finished      Fiber        All       Reconciling
                       Period                           Fabrics    Fabrics     Products      Other      Eliminations  Consolidated
---------------------------------------------------    --------    --------    --------    ---------    ------------  ------------

AS OF AND FOR THE NINE MONTHS ENDED OCTOBER 2, 1999
Trade revenues                                         $ 90,704    $ 72,173     $24,557    $   8,690     $      --     $ 196,124
Intersegment revenues                                     4,139       3,874         494           --        (8,507)           --
Income (loss) before income taxes                           587         771         621      (11,639)           --        (9,660)
Total assets                                             97,168      68,142      18,924      315,223      (298,391)      201,066


AS OF AND FOR THE NINE MONTHS ENDED OCTOBER 3, 1998
Trade revenues                                         $108,104    $ 75,759     $26,348    $   8,263     $      --     $ 218,474
Intersegment revenues                                     5,349       3,090         840           --        (9,279)           --
Income (loss) before income taxes                        11,095      (2,200)      1,865      (14,016)           --        (3,256)
Total assets                                            112,631      75,794      19,312      341,792      (319,838)      229,691

==================================================================================================================================


10.     RELATED PARTY TRANSACTIONS

Redlaw Industries, Inc. ("Redlaw"), a stockholder, was the commissioned sales agent for the Company for substantially all sales of the Company's products into Canada under the terms of a non-exclusive sales agency agreement from May 1994 until December 1998. As of October 3, 1998 there was approximately $77 of inventory located at a warehouse in Canada, which was supervised by Redlaw, and there were accrued commissions payable to Redlaw of $35. Commissions of approximately $59 and $234, respectively, were paid to Redlaw for the three months and the nine months ended October 3, 1998.

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

RESULTS OF OPERATIONS

During the past two years, world demand for U.S. textile products has lessened. This is a result of a combination of factors, including the strong U.S. Dollar and financial instability in many regions of the world. In addition, textile imports into the U.S., particularly apparel, have increased sharply as foreign producers seek U.S. dollars to offset weakness in their domestic economies. These factors have led to deflationary price pressures on textile products and increased competition from both foreign producers, as described above, and U.S. producers seeking to offset lost demand by entering the Company's markets. Management believes that though there may have been certain fundamental shifts in world textile markets, such as apparel, the recent trend of opportunistic, price driven purchasing in many of the Company's markets is not sustainable. Management anticipates that, by necessity, these markets will gravitate back to high quality, service-oriented manufacturers that can best satisfy the customer's long-term needs.

Net sales for the three months and nine months ended October 2, 1999 decreased $6.2 million and $22.3 million, respectively, from the three months and nine months ended October 3, 1998. An analysis of changes in net sales by market is as follows (in thousands):


                                                                            3RD QTR 1999          YTD 1999
                                                                          INCR/(DECR) FROM   INCR/(DECR) FROM
                                                                            3RD QTR 1998          YTD 1998
                                                                          ----------------       ----------

Industrial/Automotive ................................................       $   (1,213)         $   (2,105)
Home Furnishings/Hospitality .........................................           (5,664)            (22,449)
Apparel ..............................................................            2,474               4,433
Specialty Markets/Miscellaneous ......................................           (1,839)             (2,229)
                                                                             ----------          ----------
        Net Sales ....................................................       $   (6,242)         $  (22,350)
                                                                             ==========          ==========

- Sales of industrial and automotive fabrics for the quarter and year to date periods decreased from the same periods, respectively, in 1998. Sales of automotive fabrics have declined as a result of both soft demand and changes in construction of automotive seating by seating manufacturers. Third quarter sales of industrial fabrics are relatively unchanged compared to the third quarter of 1998, while year to date sales of industrial fabrics have declined slightly compared to the same period in 1998. Reduced demand for certain industrial fabrics , as a result of certain customer initiatives to reduce their inventory levels, has been largely offset by the addition of a new industrial fabric customer.

- Overall sales of home furnishing and hospitality fabrics for the quarter and the first nine months of 1999 declined heavily from the levels recorded for the three months and nine months ended October 3, 1998. Reduced sales of upholstery substrate fabrics of the type produced by the Greige Fabrics Division account for the majority of this reduction. Currency and economic difficulties in Eastern Europe arising during the second quarter of 1998 sharply impacted demand for fabrics produced by customers of the Greige Fabrics Division. Economic conditions in this region of the world have precluded a recovery of this demand to date. Additionally, sales of casual furniture fabrics have been reduced by stiff competition from imports and sales of residential upholstery fabrics have also declined. Sales of napery fabrics by the Finished Fabrics Division continues to grow, partially offsetting the declines as discussed above.

- The Greige Fabrics Division capitalized on certain short-term opportunities to sell apparel fabrics at attractive margins during early 1998. During the second and third quarters of 1999, the Greige Fabrics Division booked an increased level of apparel orders at lower margins in order to utilize available capacity, but this trend is not expected to extend beyond a short period of time.

- Sales to specialty markets reflect declines in sales of yarn by the Greige Fabrics Division and sales of remnants by the Fiber Products Division. Additionally, the Fiber Products Division experienced disruption in production and inventory levels during the second quarter following a fire at the Fiber Products Division's DeWitt Plant in March 1999 (see discussion below at Legal and Other Matters). Despite interim measures to supply customers, post-fire inventory was not sufficient to fully meet demand. The DeWitt Plant has operated near capacity, while rebuilding its available for sale stock, since production resumed in April 1999. Competitive conditions have driven prices for sales yarn very low, making it difficult to sell yarn profitably. Growth in sales at the Company's Composite Reinforcement operation, however, has mitigated, in part, the effect of the declines described above.

The Company's backlog of customer orders was $60.4 million at October 2, 1999, $49.4 at January 2, 1999 and $61.3 million at October 3, 1998. Order backlog at October 2, 1999 has declined only slightly from October 3, 1998, however the mix of products composing this order backlog have changed during the past twelve months. Management expects continued softness in demand for certain of the markets in which the Company sells its products, principally residential upholstery, and continued import pressure on prices and markets for textile products in general. However, while no assurances can be given, management expects some moderate strengthening in markets for certain upholstery substrates and greige decorative fabrics during the fourth quarter of 1999.

Gross margin as a percentage of net sales for the three months and nine months ended October 2, 1999 was 8.5% and 9.6% compared to 13.5% and 12.8% for the same periods in 1998, respectively. Lower capacity utilization associated with decreased revenues, plus initiatives to reduce inventory levels, has contributed to reduced gross margin for both the third quarter and the first nine months of 1999. Depressed virgin cotton prices have driven prices for recycled textile waste products to new lows, negatively affecting margins for the Fiber Products Division. Additionally, these margins were further weakened by increased shipping costs during the second quarter of 1999 when mid-western customers were serviced from the Lantuck Plant in Lanett, Alabama following a fire at the Fiber Products Division's DeWitt Plant (see discussion below at Legal and Other Matters).

For the three months and nine months ended October 2, 1999, selling, general and administrative expenses decreased by $427 thousand (6.3%) and $1.3 million (6.3%), respectively, from the same periods in 1998. Cost containment initiatives and, to a lesser degree, decreased commissions on sales of certain upholstery fabrics have resulted in reduced selling costs. Additionally, professional services associated with a 1997 realignment were substantially concluded in April 1998.

Interest expense was $3.0 million and $9.1 million, respectively, for the three months and nine months ended October 2, 1999 compared to $3.5 million and $10.1 million for the three months and nine months ended October 3, 1998. Changes in interest expense reflect the effects of both reduced average borrowings and increased average rates associated with the March 30, 1998 and April 1, 1999 amendments to the Company's bank credit agreement (the "Bank Credit Agreement"), as discussed below. The three months ended October 2, 1999 marks the eighth consecutive quarter of debt reduction. Obligations under the Bank Credit Agreement at October 2, 1999 were reduced by $9.4 million and $12.7 million from obligations at October 2, 1999 and October 3, 1998, respectively.

During the first nine months of 1999 and 1998, respectively, approximately $419 thousand and $480 thousand of deferred loan costs, respectively, were charged to Other-net. These amounts represent the unamortized balance of original loan costs and prior amendment costs which are related to provisions of the Bank Credit Agreement which were amended on March 30, 1998 and April 1, 1999, respectively. In March 1999, approximately $346 thousand of deferred loan costs were capitalized in connection with the 1999 amendment and are being amortized over the remaining term of the 1999 amendment, which is effective through January 1, 2000. A net amount of approximately $223 thousand has been recorded in Other-net in 1999 for business interruption insurance proceeds as a result of fire damage at the Fiber Products Division's DeWitt Plant (see discussion below at Legal and Other Matters).

LIQUIDITY AND CAPITAL RESOURCES

The Company's needs for capital resources have been filled through cash generated from operating activities and have been supported by availability of borrowings under its Bank Credit Agreement, which was entered into on March 28, 1996. The Bank Credit Agreement, as amended to date, provides aggregate loans of up to $160 million including a revolving credit loan (the "Revolving Credit Facility") of up to $80 million, a term loan for $40 million ("Term Loan A") and a second term loan for an additional $40 million ("Term Loan B"). The maturity date for all borrowings under the Bank Credit Agreement is July 1, 2000.

As of October 2, 1999, the Company had outstanding borrowings under the Bank Credit Agreement of $116.9 million, and $8.8 million available under the Revolver net of $125 thousand in standby letters of credit. Availability under the Revolving Credit Facility is limited by the levels of eligible collateral, as defined in the Bank Credit Agreement. Principal payments since January 2, 1999 have reduced outstanding borrowings under the Bank Credit Agreement by $9.4 million.

Under the terms of the Bank Credit Agreement, substantially all assets are pledged as collateral for the borrowings under the Bank Credit Agreement. The Bank Credit Agreement requires the Company to maintain certain financial ratios and specified levels of tangible net worth, places a limit on the Company's level of capital expenditures and its ability to effect certain types of mergers or acquisitions, and permits the Company to pay cash dividends on its Common Stock provided certain financial tests are met. Under these financial tests, at October 2, 1999, the Company was not permitted to declare and pay cash dividends.

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

As of October 2, 1999, the Company was not in compliance with certain of the covenants under the Bank Credit Agreement. The lenders, which are parties to the Bank Credit Agreement, have waived the events of non-compliance at October 2, 1999. The Company paid fees as a result of the waivers in an amount equal to 18 basis points on the outstanding obligations under the Bank Credit Agreement. No assurances can be given that the lenders will waive future events of non-compliance, if they occur, for the fourth quarter of 1999 and beyond.

All borrowings under the Bank Credit Agreement have a maturity date of July 1, 2000 and have been classified as a current liability.

On September 28, 1998, the Company entered into an agreement with Boeing Capital Corporation, a subsidiary of The Boeing Company, which provides for leasing of manufacturing equipment up to $10 million. As of October 2, 1999, approximately $9.4 million of equipment had been placed on lease schedules and the remaining $600 thousand will not be used.

Cash flow provided by operating activities provided for capital reinvestment of approximately $4.4 million, plus a reduction in obligations under the Bank Credit Agreement of $9.4 million during the nine months ended October 2, 1999. While total long-term financing and short-term borrowings have been reduced by approximately 9.8% over the last twelve months, the Company continues to be highly leveraged in comparison to periods preceding March 1996. In consideration of the high levels of indebtedness, management continues to focus its efforts on reduction of debt and associated debt service costs. Although available cash has been adequate to sustain the Company's operations, cash used for debt service and debt reduction under the Bank Credit Agreement and cash used in the Company's capital expenditure plan have strained the Company's available liquid assets. Management expects improvements in cash generation from improved operating results, from continued discipline in cost containment, reduction in inventories, judicious review of its short term capital expenditure plans, and use of leasing programs in lieu of cash purchases for portions of its capital investment plan. Although no assurance can be given that cash provided by operating and financing activities will be sufficient or that a replacement financial agreement will be in place before the maturity of the existing Bank Credit Agreement, management believes that through careful planning and constraint of discretionary cash expenditures, cash generated by operations and cash available under the Bank Credit Agreement will be sufficient to satisfy the Company's liquidity requirements for the remaining term of the Bank Credit Agreement.

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

YEAR 2000 PLAN - In 1997, the Company began systematic replacement of legacy software applications, both purchased and developed in-house, with purchased software as to which the vendor has represented to be Year 2000 compliant. During 1998, the Company appointed a Year 2000 Coordinator, assembled a Year 2000 Team, and prepared a Year 2000 Plan. The Company's Year 2000 Plan is subject to modification and is revised periodically as additional information is developed.

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

The majority of the Company's application systems have been completely replaced by packaged systems represented as being Year 2000 compliant. The largest replacement project began in August 1997 for the Company's Finished Fabrics Division. Replacement for the Fiber Products Division, which is considerably less sophisticated than the Finished Fabrics systems, began in November 1998. As software has been replaced or reprogrammed, a working model has been prepared followed by testing and implementation. Critical elements of the replacements, as identified above, have been completed. There will continue to be work with implementation of modules of these new systems which are unrelated to Year 2000 preparedness. For the remaining computer application systems which were not to be replaced, remediation and subsequent testing has been completed. Management believes that lines of code for systems which required remediation, as opposed to those requiring replacement, represented only a small percentage of the total lines of computer code in service. Several upgrades for minor systems will be installed and final wrap up work will be completed prior to the end of November, 1999. To the extent practicable, the Company has developed contingency plans including data back up, disaster recovery and a schedule to print listings of critical databases prior to December 31, 1999.

For personal computers which are critical to operations or which are part of decision support systems, the hardware, operating systems, and application software have been reviewed for compliance. The Company has upgraded or replaced all such systems as they were identified as out of compliance. Management is not aware of any personal computers, which will have been identified as critical, which have not been verified as compliant as of this date.

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

Production (manufacturing) and building (telephone, alarm, fire control, climate control, etc.) equipment has been investigated for compliance. Additionally, the Company screens all purchases to insure that all new equipment acquisitions are compliant. The Key Business Partner representing each model of equipment in use has been contacted to determine (a) if the equipment contains any hardware or software with Year 2000 exposure, (b) if any equipment with Year 2000 exposure is non-compliant, and (c) to obtain upgrades or enhancements for all non-compliant equipment. To date, the Company is not aware of any Key Business Partner representing production and building equipment which has not been contacted and who has not responded. The Company is not presently aware of any equipment at risk for which remedial upgrades or enhancements has not been obtained and which will not be implemented prior to December 1999.

Vendors and suppliers of raw materials, operating supplies, utilities, plus financial and other critical services have been surveyed for Year 2000 readiness, and the Company's Year 2000 Team has met with those who were identified as Key Business Partners. Responses from vendors and suppliers of less critical importance to our business have been evaluated and contingency plans have been prepared by the Company as deemed appropriate. The Company is not aware of any Key Business Partner for these goods and services which has not been contacted and who have not responded.

Significant customers identified by the Company's Year 2000 Team as Key Business Partners have been contacted for the purpose of assessing Year 2000 preparedness. The Company is not aware of any customer which has been identified as a Key Business Partner, who has not responded. The Company is not presently aware of any customer identified as a Key Business Partner who has been determined to be at risk and whose failure as a result of Year 2000 exposure would materially impact the Company's business, operations or financial condition.

To date, the Company is not aware of any Key Business Partner who has been identified as vulnerable and whose failure would materially impact the Company's business, operations or financial condition. Although no assurance can be given that acceptable alternatives can be developed to mitigate a failure of business partners with respect to Year 2000 compliance, the Company will continue to monitor business partners for exposure and to the extent practicable, contingency plans will be evaluated for any critical business partner who may be identified as vulnerable prior to December 31, 1999.

YEAR 2000 RISKS AND COSTS - As a result of the upgrades described above and minor work to be completed by the end of November, 1999, the Company believes that the Year 2000 issue will not pose significant operational problems for the Company's computer systems and that it will be prepared in time to minimize any material impact to the Company's business, operations or financial condition. Failure to achieve a timely state of readiness or failure of a Key Business Partner or other third party to effectively remediate their affected systems could have a materially adverse impact on the Company's business operations, or financial condition. While Year 2000 preparations are substantially complete, the Company does not anticipate any remediation or replacement work for the Year 2000 project to extend beyond November 1999.

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

The Company has a high level of dependence on computer application systems, which are used to drive the business, and manufacturing equipment, which may include advanced computerized controls. The Company believes that a number of Key Business Partners also rely on such systems and equipment. There can be no guarantee that the software replacement projects will be successful or that the vendors supplying software to the Company will provide new software releases that are Year 2000 compliant. In addition, there can be no assurances that there will not be problems identified when screening production and support equipment, and ancillary systems and that such problems will not have a material adverse effect on the Company's business, operations or financial condition. Additionally, as the Company relies on representations given by its Key Business Partners and other third parties, there can be no assurances that all such representations are accurate and effective in identifying Key Business Partners and other third parties potentially at risk and that unidentifiable risk will not have a material adverse impact on the Company's business, operations or financial condition.

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

On Thursday March 11, 1999, a fire damaged the Company's DeWitt Plant in DeWitt, Iowa. The fire is believed to have started in an electrical junction box in the warehouse. The warehouse incurred substantial damage and other portions of the facility received lesser damage caused by smoke, heat and water. The DeWitt Plant, which produces pads for the Fiber Products Division, resumed operations on April 12, 1999. Substantially all losses associated with this fire have been recovered through property and business interruption insurance.

From time to time, the Company receives unsolicited indications of interest relating to the acquisition of the Company or certain assets of the Company by others. As was previously reported in August, the Company received an unsolicited, tentative proposal involving a price of $3.00 per share. This group has proceeded with their due diligence. Review and discussions are ongoing with the Company, however, no agreement as to any particular type of transaction has been reached. Management and the Board of Directors will continue to review each offer in accordance with the appropriate discharge of their fiduciary duties to the shareholders of the Company. Neither the Company or any of its operations are currently considered "for sale" as management continues to weigh all opportunities for maximizing shareholder value.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and changes in commodity prices. Exposure to interest rate risk relates to variable rate obligations under the Company's Bank Credit Agreement which permits the Company to allocate its total obligations between prime and LIBOR rate basis. Interest rate swap agreements are utilized to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. An interest rate swap agreement is currently in place under which the Company pays an average of certain LIBOR based variable rates on $26.5 million notional principal. This agreement, which was entered into on June 3, 1999, expires on July 1, 2000, also contains interest rate caps which further limit interest rate exposures. If interest rates related to the Company's LIBOR obligations increased by 100 basis points over the rates in effect at January 2, 1999, interest expense, after considering the effects of interest rate swap agreements, would increase by approximately $1 million in 1999. These amounts were determined by considering the impact of hypothetical interest rates on the Company's borrowing cost and interest rate swap agreements. The analyses do not consider the effects of the overall reduced debt levels experienced in 1999. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its interest rate exposures. An April 1, 1999 amendment to the Company's bank credit agreement included an increase in interest rates of 1/2% which took effect on April 4, 1999.

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

Cotton contracts with a fixed price at October 2, 1999 were valued at $1.4 million compared to $7.4 million at January 2, 1999, and are scheduled for delivery from October through December of 1999. At October 2, 1999, the Company had unpriced on-call contracts for deliveries between October 1, 1999 and December 31, 2000. Based on the prevailing price at October 2, 1999, the value of these commitments is approximately $4.3 million for deliveries between October and December of 1999 and approximately $13.6 million for deliveries between January and December of 2000. As commodity price aberrations are generally short-term in nature, and have not historically had a significant long-term impact on operating performance, financial instruments are not used to hedge commodity price risk.

The Company does not utilize financial instruments for trading or other speculative purposes.

                   JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

No reportable legal proceedings arose in the quarter ended October 2, 1999.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for a vote of Security Holders during the quarter ended October 2, 1999.

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













                                            JOHNSTON INDUSTRIES, INC.




Dated:      November 16, 1999               By:  /s/James J. Murray
            --------------------------           ------------------------------
                                                 James J. Murray
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)