Form 10-K405
period 2000-01-01
JOHNSTON INDUSTRIES INC
filed 2000-04-07
CIK 41017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

[X]  Annual Report for the period from January 3, 1999 to January 1, 2000
     --------------------------------------------------------------------

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

Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 31, 1999 was $11,458,030. The aggregate market value was computed by reference to the closing price of the stock on the New York Stock Exchange on such date.

For purposes of this response, executive officers, directors and Redlaw Industries, Inc. are deemed to be affiliates of the Registrant and the holdings by non-affiliates was computed as 6,789,944 shares.

The number of shares outstanding of the Registrant's Common Stock as of March 31, 2000 was 10,712,872 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

There are no documents incorporated by reference herein.

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

         Effective in January, 2000, the Company created JI Fabrics, a strategic alignment of the Greige Fabrics Division and the Finished Fabrics Division. JI Fabrics focuses the Company's woven fabric operations on leveraging its diverse specialized capabilities for the benefit of customer demand for innovative solutions with increasingly shorter development cycles.

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

         Finished Fabrics Division. The Finished Fabrics Division is a vertically integrated manufacturer of finished (dyed, treated or coated) fabrics through the application of value-added dyeing and finishing processes to greige fabrics manufactured by JI Fabrics. The vertically integrated nature of this division offers the potential for significant cost savings, allowing the spinning, weaving, dyeing, and finishing of fabric in one facility. The Finished Fabrics product line includes finished upholstery fabrics manufactured for the mid-priced home furnishings market, the contract seating (i.e., stadium and theater) market and the outdoor decorative (lawn and patio furniture) upholstery market, premium napery (table linen products) for the home and hospitality markets, print cloth for the home and hospitality (top of the bed) markets and coated industrial (filtration and bagging) markets and automotive (seating components, speaker covers, and lining) products.

         The balance of the Company's operations are conducted through the Fiber Products Division and JICR as follows:

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

         JI Composite Reinforcements. JICR produces a variety of non-crimp multi-axial fabrics from fiberglass, carbon and aramid fibers, which are sold to specialty markets. JICR's products are used in engineered composite materials to replace traditional fiberglass and metal components when superior performance or specific weight characteristics are required. JICR serves the recreation market with materials used in skis, snowboards, hockey sticks, baseball bats and sailing and power yachts and the construction markets with materials used in utility and lighting poles, bridges, oil well platforms and infrastructure rehabilitation projects, such as structural bridge column repair, utility pole repair and pipe rehabilitation.

         In order to maintain its leadership position in the evolving textile industry and to continually improve customer service, the Company has invested, from fiscal 1991 through fiscal 1999, approximately $136 million to upgrade, modernize and expand plant operations and reduce production bottlenecks, establishing state-of-the-art vertically integrated, flexible manufacturing capabilities with low cost structures. The Company's Greige Fabrics operations are highly flexible as many of its current fabrics may be produced at more than one of its three manufacturing facilities. This division allocates such production to its facilities based on the technological features of the equipment needed, available capacity and to maximize throughput efficiency. In addition to producing fabric in a greige state or a variety of finished states, the Company can produce fabrics in a broad range of widths, including 125 inch width jacquard fabric which the Company believes only one other manufacturer can provide.

RECENT HISTORY AND DEVELOPMENTS

         The Company was incorporated in 1987 as a successor to a New York corporation of the same name formed in 1948. The Company's principal offices are located at 105 Thirteenth Street, Columbus, Georgia 31901, telephone number
(706) 641-3140.

         Prior to March 1996, the Company conducted its operations through its wholly owned subsidiaries, Opp and Micolas Mills, Inc. ("Opp and Micolas"), Southern Phenix Textiles, Inc. ("Southern Phenix"), JICR, and one majority owned subsidiary Jupiter National, Inc. ("Jupiter"). Jupiter's operations included wholly owned subsidiaries Wellington Sears Company ("Wellington") which it had acquired in November 1992 plus GWI and other venture capital investments. Each of the four business units operated with a great deal of autonomy. During this time, Southern Phenix, and, to a lesser degree, Opp and Micolas, enjoyed long-standing reputations as innovative textile manufacturers serving niche markets.

         In 1987, the Company acquired a 28.4% interest in Jupiter, a publicly traded company engaged in venture capital investments. Over time, and as Jupiter invested in textile operations, the Company gradually increased its ownership until it reached 54.2% in January, 1995. On March, 1996, the Company acquired the outstanding minority interest of Jupiter. Also, in March 1996, the Company acquired the T.J. Beall Company ("TJ Beall), a specialized textile waste broker. In connection with these acquisitions, the Company's organizational structure was altered centralizing the sales and marketing functions for all units at the corporate level and removing much of the control over operations from unit level managers. However, the Company did not consolidate the basic administrative functions, such as accounting and management information services of the acquired operations.

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

         In order to reinvigorate entrepreneurial spirit and bottom line accountability among the Company's employees, the Company realigned its operations during 1997 (the "1997 Realignment"). The 1997 Realignment strategically organized sales, marketing, production and administration by product-oriented operating divisions while the Company's corporate headquarters focused on strategies, vision, finance and capital allocations.

         In September, 1997 and in conjunction with the 1997 Realignment, the Company's management reached an agreement to sell the assets of TJ Beall to a member of the Beall family. This divestiture eliminated an operation which had been unprofitable during the Company's brief ownership and also eliminated large cyclical cash requirements inherent in the gin mote business.

         Textile markets have changed, requiring producers to furnish innovative solutions at a faster pace in order to retain customers, while competition for commodity fabrics, used strategically to absorb overhead by filling available capacity, has intensified. In an effort to make the Company's diverse manufacturing capabilities available to each customer, and recognizing that a customer, which traditionally required textile products from within only a narrow range of characteristics, today demands products with a growing array of specialized features, the Company has arranged its woven fabric operations to create JI Fabrics. In order to satisfy changing customer needs and fully utilize the capacity made available by the shift away from domestically produced commodity fabrics, JI Fabrics is attempting to change the way textile products are brought to market. A highly engineered industrial fabric may be produced on one loom while a home products fabric is produced on the next loom, standing side by side. This new approach requires flexible manufacturing and recognition that yesterday's fabric constructions will not meet tomorrow's needs.

         Significant elements of the Company's overall strategy include:

- Focus on Niche Markets. Identify opportunities for introduction of innovative new products to stable niche markets, utilizing the Company's unique and versatile manufacturing capabilities.

- Leverage Customer Relationships. Forge new relationships and enhance existing customer relationships through delivery of uncompromised value encompassing service, quality, and product innovation.

- Improved Operating Efficiencies. Since initiation of the 1997 Realignment, the Company has consolidated or sold unprofitable, non-core operations and assets acquired in the Jupiter and TJ Beall acquisitions. In addition, management has decreased the Company's number of business units and reduced divisional general and administrative staffs and centralized certain strategic support functions such as management information services.

- Management Information Systems. During 1998 and 1999, the Company installed an integrated procurement, inventory, manufacturing management and customer order system at both the Finished Fabrics and the Fiber Products Divisions and has re-engineered many of the associated business processes around this system. Management believes these projects have significantly expanded the information available to decision makers and have streamlined many computer processes. The Company is presently implementing advanced business intelligence tools, which management believes will further enhance decision analysis tools.

- Product Line Management. Management has focused considerable attention and resources on improving product line profitability and identifying opportunities to strengthen its market position in its key niche markets. These efforts have resulted in several new strategic marketing initiatives.

CUSTOMERS AND BACKLOG

         The Company sells its products to approximately 3,500 customers with net sales to the single largest customer accounting for 4%, 5%, and 6% of total sales for the fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998, respectively.

         The Company traditionally manufactures approximately 75% of its production against firm orders with finishing, packaging and other specifications generally determined by its customers. At January 1, 2000, the Company's backlog of orders was approximately $47.9 million compared to $49.4 million at January 2, 1999 and $69.4 million at January 3, 1998. The reduced order backlog at January 1, 2000 reflects the impact of deflated fiber prices, which have dropped during 1999. Historically, the Company's backlog of orders is completed and realized as sales in approximately 2 1/2 months.

         For the year ended January 1, 2000, the Company's production facilities operated at approximately 63% of normal aggregate capacity. Management believes the Company's production capability is sufficient to accommodate existing and new production orders.

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

         For the year ended January 1, 2000, approximately 78% of the Company's fabric was manufactured for the home furnishings and automotive/industrial segments of the textile market; the balance was for the basic apparel, including commercial uniform manufacturers (ducks, twills and bull denims), and specialty markets, which in 1999 primarily involved sales of yarn, recycled textile fibers and composite reinforcement fabrics. The following table sets forth the percentage of sales by product type:

                                                JANUARY 1,            JANUARY 2,            JANUARY 3,
                                                   2000                  1999                  1998
                                            ------------------    ------------------    ------------------
Automotive & Industrial                             27%                   26%                   28%
Home Furnishings                                    51%                   55%                   49%
Apparel                                              5%                    2%                    4%
Specialty Markets & Miscellaneous                   17%                   17%                   19%
                                                -----------           -----------           -----------
                                                   100%                  100%                  100%
                                                ===========           ===========           ===========

         Outside of the United States, the Company principally markets its products in Europe, Canada, and Mexico primarily through its direct sales force. For the year ended January 1, 2000, the international direct sales volume constituted approximately 6% of sales.

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

         In order to improve customer service and maintain its leadership position in the constantly evolving textile industry, the Company has maintained an aggressive capital improvement program across all of its units for the past few years. For fiscal 1991 through 1999, the Company invested approximately $136 million to upgrade and modernize plant operations and to reduce bottlenecks, establishing state-of-the-art, vertically integrated, flexible manufacturing capabilities with low cost structures. Capital expenditures for the year ended January 1, 2000 were $6.1 million compared to $9.1 million at January 2, 1999 and $10.4 million for the year ended January 3, 1998. The Company's extensive capital expenditure program over this period has resulted in the conversion of substantially all of its mills to open-end or air jet spinning and shuttleless weaving. Future capital expenditures will be driven by market opportunities evaluated against the cost of funds.

         The Company spins the majority of its yarn needs using open-end automatic rotor spinning machines, air jet spinning machines and some ring spinning equipment. Open-end and air jet are fully automated spinning processes which yield an excellent quality yarn that is produced using highly efficient processes. Fabric is manufactured on a variety of shuttleless looms using rapier, projectile and air jet technologies, as well as a few shuttle looms. Additionally, the Company manufactures non-woven (stitchbond, chima, and weft insertion warp knitted) fabrics using a variety of specialized machines. As of January 1, 2000, the Company's mills have an annual capacity of approximately 201 million linear yards of woven fabric (approximately 110 million pounds), 6 million pounds of non-woven (stitchbond, chima and weft insertion warp knitted) fabric, approximately 146 million linear yards of value-added finishing, approximately 1 million pounds of sales yarn, approximately 12 million pounds of non-woven fabric and composite reinforcements fabrics manufactured from man-made synthetic fibers, approximately 67 million pounds of waste textile fiber and fabric reclamation, and approximately 53 million pounds of bonded non-woven fabric (manufactured through reclamation of textile waste products).

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

DISTRIBUTION AND MARKETING

         The Company's marketing activities, which are organized by operating division and by product, utilize in-house sales personnel, commissioned sales agents and independent brokers. In the aggregate, the Company employs a 43 person in-house sales force and utilizes approximately 29 commissioned sales agents and brokers. For the year ended January 1, 2000, approximately 78% of revenues were generated by in-house sales personnel, with 22% generated by commissioned sales agents and independent brokers. Fabrics sold through in-house personnel include home furnishings, abrasive, napery, rubber products, filtration, duck, wipe cloth, reprocessed waste products and various industrial fabrics. Mattress pads, certain of the Company's upholstery fabrics, and a significant portion of composite reinforcement fabrics are sold through commissioned sales agents.

         In addition to its various employed and independent sales people, approximately 21 Company personnel provide support services such as design, technical support, customer services, and coordination of production with the mill.

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

         Although management believes that, in general, the Company is not materially directly affected by foreign competition; from time to time, there is an indirect effect. Recently, certain of the Company's outdoor furniture and home furnishings products have experienced competition from imports. While such direct foreign competition arose only recently, management believes that such competition may not be permanent for non-commodity fabrics and that the Company has sufficient competitive advantages to regain market share over the long term. Periodically, when total domestic textile sales volume is reduced as a result of increased imports, the companies that are directly affected (generally fashion and apparel manufacturers) search for sales volume in other product groups to replace their lost volume. Historically, this has resulted in increased competition and price pressures with respect to certain fabrics, most notably in lower margin commodity fabrics which may be produced by a number of the Company's competitors.

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

EMPLOYEES

         As of February 28, 2000, the Company had approximately 2,600 full-time employees, none of whom are covered by collective bargaining agreements. The Company believes its relations with its employees are good.

INVESTMENT ACTIVITIES

         The investment activities of the Company were acquired in connection with its acquisition of Jupiter on March 28, 1996 and are principally conducted through Johnston's indirect wholly-owned subsidiary, GWI. The Company's plan is to effect the divestiture of its non-textile industry investments. Since the March 28, 1996 acquisition, twelve investments have been sold with five remaining as of January 1, 2000. These remaining investments include debt securities with maturities ranging from 2000 to 2004, equity securities, and one real estate investment. No additional funding or investment of any significant amount is contemplated while such investments are held for sale. Because of the speculative nature of GWI's investments, and the lack of any ready market for most of its investments when purchased, there is minimal liquidity and a significantly greater risk of loss on each investment than is the case with traditional investment companies. At January 1, 2000, the carrying value of the remaining five investments totaled $3.9 million, which were recorded as assets held for sale on the balance sheet.

         THIS REPORT CONTAINS CERTAIN "FORWARD LOOKING STATEMENTS." THESE STATEMENTS ARE AN ATTEMPT TO PREDICT FUTURE OCCURRENCES AND ARE INTENDED TO BE COVERED BY THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD LOOKING STATEMENTS ARE IDENTIFIED BY WORDS SUCH AS "BELIEVES," "EXPECTS," "ANTICIPATES" AND SIMILAR EXPRESSIONS.

RISK FACTORS AND INVESTMENT CONSIDERATIONS

         The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for the first quarter of 2000, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

         The Company believes it has benefited and continues to benefit substantially from the skills, experience and efforts of its senior management. The loss of the services of members of the Company's senior management could have a material adverse effect on the Company's business and prospects. For Biographies of Directors and Executive Officers, see Item 10. Directors and Executive Officers below.

         Additional or related factors which could affect the Company's actual results and could cause the Company's actual consolidated results for the first quarter of 2000, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company include:

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

           FACILITY                      LOCATION              PRINCIPAL USE        FLOOR      OWNED/
                                                                                  SPACE IN     LEASED
                                                                                    SQ FT
-------------------------------- -------------------------- -------------------- ------------ -------
Johnston Industries, Inc.
     Executive Offices           Columbus, Georgia          Admin. Offices            20,000  Owned

     NY Sales Office             New York, New York         Sales/Marketing           10,000  Leased

Greige Fabrics Division
     Opp Plant                   Opp, Alabama               Manufacturing/           339,000  Owned
                                                            Warehousing

     Micolas Plant               Opp, Alabama               Manufacturing/           430,000  Owned
                                                            Warehousing

     Columbus Plant              Columbus, Georgia          Manufacturing/           572,000  Owned
                                                            Warehousing

     Warehouse                   Opp, Alabama               Warehousing               65,000  Leased

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

     Lantuck Plant               Lanett, Alabama            Manufacturing             42,000  Leased

     Langdale Plant              Valley, Alabama            Warehousing/             441,000  Owned
                                                            Light Mfg.

     DeWitt Plant                DeWitt, Iowa               Manufacturing            115,000  Owned

JICR
     Stitchbond Plant (1)        Phenix City, Alabama       Manufacturing

     Warehouse                   Phenix City, Alabama       Warehousing               29,000  Leased


(1) JICR leases approximately 29,000 of the 76,000 square foot Stitchbond Plant which is shared with the Finished Fabrics Division.

         Set forth below is the manufacturing capacity of each operating division by product line and the average percent of capacity operated for the year ended January 1, 2000 for each division and the Company as a whole.

                          (Units Presented in Millions)

PRODUCT                                     GREIGE       FINISHED       FIBER          JICR        TOTAL
     UNIT                                  FABRICS       FABRICS       PRODUCTS
                                           DIVISION      DIVISION      DIVISION
---------------------------------------------------------------------------------------------------------
Weaving Capacity
     Linear Yards                            144            57                                       201

     Pounds                                   80            30                                       110

Sales Yarn Capacity

     Pounds                                    1                                                       1

Non-Woven Capacity

     Pounds                                                  6            53            12            71

Waste Textile and Fiber Reclamation

     Pounds                                                               67                          67

Value Added Finishing Capacity

     Linear Yards                                          146                                       146

Percent Capacity Utilization - 1999          73%           61%           71%           74%           67%


ENVIRONMENTAL

         The Company is subject to regulation under federal, state, and local laws and regulations governing pollution and protection of human health and the environment, including air emissions, water discharges and management of solid wastes and hazardous substances. The Company believes that its facilities and operations are in substantial compliance with all existing applicable laws and regulations. The Company cannot, at this time, reasonably estimate the impact of any future laws or regulations on its future operations or future capital expenditure requirements. The Company is not aware of any pending federal or state legislation that would have a material impact on the Company's financial position, results of operations or capital expenditure requirements.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is periodically involved in legal proceedings arising out of the ordinary conduct of its business. Management does not expect that the resolution of these proceedings will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. During 1997, management became aware of certain industrial espionage activities that targeted the Company and several other textile manufacturers, allegedly carried out by agents of a large competitor. On October 8, 1998, the Company filed suit in Alabama seeking recourse for damages and losses resulting from these alleged activities. On March 10, 2000, the suit was dismissed for reasons unrelated to the validity of the Company's allegations. The Company is presently pursuing its options to have the suit reinstated or appeal the dismissal.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders during the quarter ended January 1, 2000.

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



                                                         PRICE RANGE
                                                         -----------

                                                   HIGH               LOW
                                                   ----               ---
                  Quarter Ended:


                  January  1, 2000                 $2   3/8          $1   9/16
                  October 2, 1999                   2   1/2           1    5/8
                  July 3, 1999                      2  9/16           1    1/2
                  April 3, 1999                     3  5/16           2    1/8


                  January  2, 1999                 $3  15/16          $2 15/16
                  October 3, 1998                   4   9/16           3
                  July 4, 1998                      5    3/4           4   5/8
                  April 4, 1998                     6   1/16           4   3/8


         Holders of common stock are entitled to such dividends as may be declared and paid out of funds legally available for payment of dividends. The Company's amended bank credit agreement permits the Company to pay dividends on its common stock provided it is in compliance with various covenants and provisions contained therein, which among other things, limits dividends and restricts investments to the lesser of: (a) 20% of total assets of the Company, on a fully consolidated basis, as of the date of determination thereof; or (b) $5 million plus 50% of cumulative consolidated net income for the period commencing on January 1, 1997, minus 100% of cumulative consolidated net loss for the consolidated entities for such period, as calculated on a cumulative basis as of the end of each fiscal quarter of the consolidated entities with reference to the consolidated financial statements for such quarter. Regular quarterly dividends were paid from September 28, 1990 to June 28, 1997. No dividends have been paid since August, 1997. The Company does not expect to resume the payment of dividends for the foreseeable future. The number of shareholders of record at January 1, 2000 was approximately 700.

ITEM 6.           SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data for the years ended January 1, 2000, January 2, 1999, January 3, 1998 and December 28, 1996, the six month period ended December 30, 1995 and for the full fiscal year ended June 30, 1995. The statement of operations data for the years ended January 1, 2000, January 2, 1999 and January 3, 1998 and the balance sheet data as of January 1, 2000 and January 2, 1999 have been derived from the Company's consolidated financial statements included elsewhere in this report. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and the notes thereto.


                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             YEAR           YEAR           YEAR
                                                             ENDED          ENDED          ENDED
                                                            JAN. 1,        JAN. 2,         JAN 3,
                                                            2000 (1)       1999 (1)       1998 (1)
                                                            --------       --------       --------

STATEMENT OF OPERATIONS:
Net sales                                                  $  264,036     $  283,724     $  332,537
Income (loss) from continuing operations                       (8,008)          (608)        (8,622)
Income from discontinued operations                                --             --            126
Extraordinary loss                                                 --             --             --
Net income (loss)                                              (8,008)          (608)        (8,496)
Dividends on preferred stock                                       --             --            (82)
Net income (loss) available to common stockholders         $   (8,008)    $     (608)    $   (8,578)
Earnings (loss) per common share-basic:
     Income (loss) from continuing operations              $     (.75)    $     (.06)    $     (.82)
     Income from discontinued operations                          .--            .--            .01
     Extraordinary loss                                           .--            .--            .--
     Earnings (loss) per common share                      $     (.75)    $     (.06)    $     (.81)
Income (loss) from continuing operations
     to sales %                                                 (3.03)%         (.21)%        (2.59)%
Net income (loss) to sales %                                    (3.03)%         (.21)%        (2.55)%
Net income (loss) available to common stockholders
     to sales %                                                 (3.03)%         (.21)%        (2.58)%
BALANCE SHEET DATA:
Total assets                                               $  193,966     $  219,539     $  234,788
Long-term debt - less current maturities                        2,429         51,109         61,688
Stockholders' equity                                           40,251         48,274         49,124
OTHER DATA:
Equity per share                                           $     3.76     $     4.50     $     4.57
Dividends per common share                                        .--            .--            .20
Depreciation and amortization                                  18,691         19,895         21,370
Capital expenditures                                            6,083          9,136         10,363
Return on beginning assets                                      (3.65)%         (.26)%        (3.13)%
Return on beginning equity                                     (16.59)%        (1.24)%       (14.35)%


                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              YEAR       SIX MONTHS        YEAR
                                                              ENDED         ENDED          ENDED
                                                             DEC. 28,       DEC. 30,      JUNE 30,
                                                             1996 (1)      1995 (1)(2)   1995 (1)(3)
                                                             --------      -----------   -----------

STATEMENT OF OPERATIONS:
Net sales                                                  $  321,883     $  148,773     $  262,279
Income (loss) from continuing operations                       (2,183)        (6,348)         6,889
Income from discontinued operations                             5,582            158            986
Extraordinary loss                                               (527)            --             --
Net income (loss)                                               2,872         (6,190)         7,875
Dividends on preferred stock                                     (125)            --             --
Net income (loss) available to common stockholders         $    2,747     $   (6,190)    $    7,875
Earnings (loss) per common share-basic:
     Income (loss) from continuing operations              $     (.22)    $     (.60)          $.65
     Income from discontinued operations                          .53            .01            .09
     Extraordinary loss                                          (.05)           .--            .--
     Earnings (loss) per common share                      $      .26     $     (.59)          $.74
Income (loss) from continuing operations
     to sales %                                                  (.68)%        (4.27)%         2.63%
Net income (loss) to sales %                                      .89%         (4.16)%         3.00%
Net income (loss) available to common stockholders
     to sales %                                                   .85%         (4.16)%         3.00%
BALANCE SHEET DATA:
Total assets                                               $  269,264     $  240,539     $  232,402
Long-term debt - less current maturities                      144,191        110,755         83,560
Stockholders' equity                                           59,192         55,179         63,427
OTHER DATA:
Equity per share                                           $     5.53     $     5.22     $     5.93
Dividends per common share                                        .40            .20            .39
Depreciation and amortization                                  19,715          8,874         13,766
Capital expenditures                                           20,527         17,781         21,448
Return on beginning assets                                       1.19%         (2.66)%         5.62%
Return on beginning equity                                       5.20%          (.96)%        13.17%




-------------------------------------------------------------------------------

(1) Earnings per common share-diluted are not presented as they are either antidilutive in periods for which a loss is presented or the difference is immaterial.

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

Note: See Notes 2, 3, and 4 of the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion of certain transactions impacting the years ended January 1, 2000, January 2, 1999 and January 3, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The operations of Johnston Industries, Inc. ("Johnston") include its direct wholly owned operating subsidiary, Johnston Industries Alabama, Inc. ("JI Alabama"), and its indirect wholly owned subsidiaries, Johnston Industries Composite Reinforcements, Inc. ("JICR"), and Greater Washington Investments, Inc. ("GWI") (collectively, the "Company").

         Prior to the acquisition of Jupiter in March 1996, the Company's GWI subsidiary had been a "small business development company" under the Small Business Investment Act of 1958 ("1958 Act"). In April, 1997, in consideration of the Company's exit of venture capital investment activities, the Board of Directors of GWI voted to return the SBIC license held by GWI to the Small Business Administration. At January 1, 2000, the Company's total assets attributable to the remaining portfolio investment activities were approximately $3.9 million and all other assets, which are attributable to its textile operations, were approximately $190 million.

         During the second quarter of 1997, the Company's management embarked on a restructuring (the "1997 Realignment") which further integrated the operations of the former Wellington Sears Company ("Wellington"). The 1997 Realignment effectively eliminated the administrative infrastructure of Wellington, which had been acquired through the March, 1996 acquisition of Jupiter National, Inc. ("Jupiter") and resulted in a structure for JI Alabama including three divisions which are the Greige Fabrics Division, the Finished Fabrics Division, and the Fiber Products Division plus one operating subsidiary, JICR.

         In September, 1997 and in conjunction with the 1997 Realignment, the Company's management reached an agreement to sell the assets of the T.J. Beall Company ("TJ Beall") to a member of the Beall family. The sale of TJ Beall, which had been acquired in March of 1996, was executed for consideration including surrender of the series 1996 preferred stock, which had been used to finance the acquisition, and issuance, by the buyer, of a promissory note in the amount of $1.5 million payable in annual installments over 5 years. This divestiture eliminated an operation which had been unprofitable during the Company's brief ownership and also eliminated large cyclical cash requirements inherent in the gin mote business.

         Effective in January, 2000, the Company created JI Fabrics, a strategic alignment of the Greige Fabrics Division and the Finished Fabrics Division. JI Fabrics focuses the Company's woven fabric operations on leveraging its diverse specialized capabilities for the benefit of customer demand for innovative solutions with increasingly shorter development cycles.

RESULTS OF OPERATIONS

YEAR ENDED JANUARY 1, 2000 COMPARED WITH THE YEAR ENDED JANUARY 2, 1999

         The year ended January 1, 2000 reflected continued general weakness in markets for domestic textile producers despite the overall growth reported for the United States economy. 1999 marked the closure of some domestic textile manufacturers and weak performance by many others; a difficult year for the domestic textile industry as a whole. The Company was first affected by the current period of weak markets during the second quarter of 1998 when certain indirect exports began to decline due to currency and financial instability in Russia and Eastern Europe, followed by declining economic conditions in Asia, and to a lesser degree, in South America, which led to an influx of low priced imported textile goods. In response to these market conditions, the Company developed several strategic marketing initiatives, which by the fourth quarter of 1999, had begun to be reflected in the Company's sales and operating margins.

         Net sales for the year ended January 1, 2000 were $264 million compared to $283.7 million for the year ended January 2, 1999, declining by $19.7 million or approximately 6.9%. Changes in net sales by major market were as follows (in millions):


                                               Increase(Decrease)
                                               ------------------
         Automotive & Industrial                 $          (2.6)
         Home Furnishings                                  (19.5)
         Apparel                                             5.2
         Specialty Markets & Miscellaneous                  (2.8)
                                                 ---------------
              Total Change in Annual Net Sales   $         (19.7)
                                                 ===============

- Sales of automotive and industrial fabrics declined by 3.5% in 1999. Declines in sales of automotive fabrics and several long standing industrial fabrics were offset in part by increased sales of canvas, duck, and footwear fabrics plus certain non-woven fabrics.
- Sales of home furnishings fabrics in 1999 were approximately 12.6% less than in 1998. These reduced sales include continued declines from 1998 in outdoor furniture fabrics of $4.4 million and further declines in certain substrate fabrics of $7.8 million. Outdoor furniture activity reflects a fundamental shift in the market initiated by the introduction of low cost Asian imports in 1998. Substrate fabrics, which began to decline following economic and currency difficulties in Eastern Europe early in 1998, remained weak through the first three quarters of 1999. Residential upholstery and greige decorative fabrics declined by $6 million and $5.7 million, respectively, reflecting the Company's poor market position and changes in market conditions. Sales of napery fabrics, however, continued to grow in 1999, increasing by $4.9 million.
- Sales of apparel fabrics increased by 77.1% over 1998. The Greige Fabrics Division resorted to these low margin sales in order to fill unprecedented available capacity. Sales of these fabrics, which had began to increase during the first quarter of 1999, remained strong through the second and third quarters, but began to return to more normal levels during the fourth quarter as demand for more profitable products began to strengthen.
- Sales to specialty markets plus sales of miscellaneous fabrics declined by 5.7%. The deflationary trend for market prices of virgin fibers in 1999 caused diminished advantage for purchasers of clean reprocessed fiber from the Fiber Products Division. The Fiber Products Division also lost sales following a fire at the DeWitt Plant, where production was curtailed for approximately one month. Overall sales of recycled waste products declined by $2.5 million. Sales of yarn by the Greige Fabrics Division were significantly reduced as a result of plentiful supply in yarn markets coupled with depressed prices for spun yarns. Continued growth in sales of composite reinforcement fabrics by JICR partially offset declines in sales of other specialty and miscellaneous products.

         The Company's backlog of customer orders was $47.9 million at January 1, 2000 compared to $49.4 million at January 2, 1999. The reduced order backlog at January 1, 2000 reflects the impact of deflated fiber prices, which have dropped during 1999. While no assurances can be given, management believes that the results of several strategic marketing initiatives in 1999 will begin to be reflected in the Company's order backlog during the first half of 2000.

         Gross margin declined from 13.6% for 1998 to 10.6% for 1999. This decline reflects reduced contribution margin associated with reduced sales and relatively constant fixed costs. Declining margins were further impacted by a reduction in the favorable impact of LIFO income of $854 thousand for 1999 compared to $2.6 million for 1998. The LIFO income, which was recorded in the fourth quarter of 1999, is a result of deflated raw material prices coupled with reduced inventories.

         Selling, general and administrative expenses for 1999 increased by $154 thousand over 1998. This change includes increased provision for bad debts, severance costs for certain eliminated positions plus overlapping costs for personnel during transitional preparation for retirement of certain key members of management. These increased costs are partially offset by cost containment initiatives and, to a lesser degree, decreased commissions on sales of certain upholstery fabrics.

         Interest expense was reduced by $1.4 million to $12 million in 1999 from $13.4 million in 1998. Changes in interest expense reflect the effects of both reduced average borrowings and increased average rates. These increased average rates include the effect of the April 1, 1999 amendments to the Company's bank credit agreement, as discussed below, plus changes in prime rates in response to several increases in federal funds rates by the Federal Reserve Bank. The three months ended January 1, 2000 marks the ninth consecutive quarter of debt reduction. Obligations under the Bank Credit Agreement at January 1, 2000 of $110 million were $16.4 million less than obligations of $126.4 million at January 2, 1999.

         Other-net increased by $2.2 million over 1998. The Company recently became aware of inappropriate transfers of stock acquired under the Employee Stock Purchase plan by certain former participants. In recognition of the Company's guarantee of these loans, and the inherent uncertainty of recovery from participants involved, the Company recorded a loss of approximately $2.1 million as other-net in the 1999 consolidated statement of operations and recorded the contingent liability as long-term debt in the January 1, 2000 Consolidated Balance Sheet. (See Note 14 of the consolidated financial statements for an expanded discussion of the employee stock purchase plan.)

YEAR ENDED JANUARY 2, 1999 COMPARED WITH THE YEAR ENDED JANUARY 3, 1998

         The results of operations for the year ended January 2, 1999 reflects improvement following on the 1997 Realignment. The third and fourth quarters of 1998 marked the first profitable quarters for the Company since the first quarter of 1997. The full impact of the 1998 improvements, however, was mitigated in part by several factors including general weakness in domestic textile markets resulting from economic conditions in Asia and to a lesser degree, in South America, weakness in indirect exports due to currency and financial instability in Russia and Eastern Europe, the residual effects of relocating production of certain upholstery fabrics from the closed Langdale facility to other of the Company's facilities, and disruption of operations due to a tornado which struck Greige Fabric's Opp Mill in April 1998.

         Net sales for the year ended January 2, 1999 were $283.7 million compared to $332.5 million for the year ended January 3, 1998, declining by $48.8 million or approximately 14.7%. Changes in net sales by major market were as follows (in millions):


                                               Increase(Decrease)
                                               ------------------
         Automotive                              $           1.7
         Industrial                                         (7.5)
         Home Furnishings                                  (20.1)
         Apparel                                            (5.5)
         Specialty Markets                                 (15.9)
         Miscellaneous                                      (1.5)
                                                 ---------------
              Total Change in Annual Net Sales   $         (48.8)
                                                 ===============

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

         Interest expense was reduced by $586 thousand to $13.4 million in 1998 from $14 million in 1997. Changes in interest expense include both reduced average borrowings and increased average rates associated with the March 30, 1998 amendment to the bank credit agreement, as discussed below. Obligations under the Company's bank credit agreement were reduced by $10.6 million from $137 million at January 3, 1998 to

$126.4 million at January 2, 1999. Additionally, the $550 thousand mortgage associated with Jupiter's former office in Rockville, Maryland, was discharged upon its sale in February 1998.

YEAR 2000

         As previously reported, the Company developed and implemented a plan to address the anticipated impact of the so-called Year 2000 ("Year 2000") problem on the Company's information systems, computer platforms, and other equipment and systems involving imbedded chip technologies. The Company also assessed third parties with which it has material relationships ("Key Business Partners") to determine their status of Year 2000 preparedness. Additionally, the Company developed contingency plans in the event that the Company or one of its Key Business Partners experienced disruption of critical business activities as a result of the Year 2000 problem.

         The Company's Year 2000 plan was completed in all material respects prior to the anticipated Year 2000 failure dates. As of March 30, 2000, the Company has not experienced any system failures or material disruption to critical business activities, nor is it aware of any its Key Business Partners who have experienced material Year 2000 disruptions or failures. Year 2000 validation, however, has many elements and potential consequences, some of which may not be foreseeable or realized until future periods. Consequentially, no assurances can be given that unforeseen failures might not be identified in the future, or that the Company may not identify information systems, computers or other equipment which may not be Year 2000 compliant.

         While most of the Company's legacy systems had been replaced or identified for replacement through out the last decade without consideration for Year 2000, the cost of addressing the Year 2000 issues was absorbed in the normal budget for improvement in management information systems and by normal costs for administrative and technical employees. Management believes that the cost of Year 2000 modifications has not had a material effect on its business, operations or financial condition.

EFFECTS OF INFLATION

         Management does not believe that inflation has had a material impact on the results of operations for the periods presented. Raw material prices, which had escalated sharply between 1995 and 1996, returned to traditional levels during 1997 and have exhibited deflationary trends during 1998 and 1999. Raw material pricing is generally known, within ranges, by many of the Company's customers. Absent sudden or dramatic price swings and competitive conditions permitting, management believes that, while no assurances can be given, commodity price inflation can generally be offset through increased selling prices within one inventory cycle.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary needs for capital resources have been funded by
(a) borrowings under its bank credit agreement, which was entered into on March 28, 1996 (the "Bank Credit Agreement") and thereafter amended several times to modify certain covenants, the latest amendment of which was executed on April 1, 1999, (b) a $10 million leasing program with Boeing Capital, which was entered into on September 28, 1998, and (c) a $7 million leasing program with General Electric Capital Corporation, which was entered into on August 10, 1999. Borrowings under the Bank Credit Agreement were used to finance the purchase of the outstanding public shares of Jupiter (as discussed above), to refinance certain indebtedness, and to pay related fees and expenses related to the foregoing, and available borrowings have been and will be used as needed to finance working capital and capital expenditures. The leasing programs have been utilized to facilitate installation of certain new manufacturing equipment without drawing on available borrowings under the Bank Credit Agreement.

 The Bank Credit Agreement is comprised of two term loan facilities and a revolving credit facility. Term loan facility A ("Term Loan A") is a $40 million facility with an amended maturity date of July 2000. The interest rates on these borrowings range from 8.40% to 10.25% and from 8.20% to 10.25% for the years ended January 1, 2000 and January 2, 1999, respectively, which is based on a Base Rate, the prime commercial lending rate, plus 1.75% and is subject to change at the Company's option to a rate based on the London Interbank Offered Rate ("LIBOR") plus 3.50%. As of January 1, 2000 and January 2, 1999 the borrowings outstanding under Term Loan A were $19.2 million and $27 million, respectively.

         Term loan facility B ("Term Loan B") is a $40 million facility with an amended maturity date of July 2000. The interest rates on these borrowings range from 8.95% to 11.25% and from 8.70% to 10.75% for the years ended January 1, 2000 and January 2, 1999, respectively, which is based on a Base Rate, as defined, plus 2.75% and 2.25%, respectively, and is subject to change at the Company's option to a rate based on LIBOR, plus 4.50% and 4.00%, respectively. As of January 1, 2000 and January 2, 1999, the borrowings outstanding under Term Loan B were $30.9 million and $32.4 million, respectively.

         The revolving credit facility (the "Revolving Credit Facility") provides up to $80 million in borrowing, with an amended maturity date of July 2000. Principal amounts outstanding are due and payable at final maturity. The interest rate on these borrowings range from 8.00% to 10.00% and from 8.40% to 9.25% for the years ended January 1, 2000 and January 2, 1999, respectively, which is based on a Base Rate, as defined, plus 1.50% and is subject to change at the Company's option to a rate based on LIBOR plus 3.50% and 3.00%, respectively. Commitment fees are payable quarterly at 1/2 of 1%, based on the unused portion of the facility.

         The Bank Credit Agreement has been amended several times to modify certain covenants, the latest amendment of which was executed on April 1, 1999 (the "1999 Amendment"). In addition to covenant modifications, the 1999 Amendment also includes an increase in interest rates of 1/2% effective as of April 4, 1999.

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

         As of January 1, 2000, the Company was not in compliance with certain of the covenants under the Bank Credit Agreement. Considering the maturity date of the Bank Credit Agreement plus the pending tender offer and refinancing discussed below at Subsequent Events, no waivers have been sought.

         Substantially all assets are pledged as collateral for the borrowings under the Bank Credit Agreement. The amended Bank Credit Agreement requires the Company to maintain certain financial ratios and specified levels of tangible net worth and places a limit on the Company's level of capital expenditures and type of mergers or acquisitions. The amended Bank Credit Agreement permits the Company to pay dividends on its common stock provided it is in compliance with various covenants and provisions contained therein, which among other things, limits dividends and restricts investments to the lesser of: (a) 20% of total assets of the Company, on a fully consolidated basis, as of the date of determination thereof; or (b) $5 million plus 50% of cumulative consolidated net income for the period commencing on January 1, 1997, minus 100% of cumulative consolidated net loss for the consolidated entities for such period, as calculated on a cumulative basis as of the end of each fiscal quarter of the consolidated entities with reference to the financial statements for such quarter. Accordingly, at January 1, 2000, the Company is not permitted to declare and pay dividends.

         (See Note 10 of the consolidated financial statements for an expanded discussion of financing agreements.)

         The net cash provided by operating activities for the year ended January 1, 2000 was approximately $21.7 million. The cash provided by operating activities for the year ended January 1, 2000 reflects a net loss of approximately $8 million, total adjustments for non-cash expenses, net, of approximately $23 million and net cash provided by changes in the components of working capital of $6.7 million.

         Capital expenditures for the years ended January 1, 2000 and January 2, 1999 were $6.1 million and $9.1 million, respectively. Heightened review of proposed capital expenditures has resulted in a decreased level of capital investment during both 1999 and 1998 in response to the Company's scheduled repayments of outstanding debt and in accordance with management's goal of deleveraging the Company.

         During 1999, the Company repaid principal on Term Loans A and B totaling $9.4 million while reducing obligations under its revolving credit facility by $7 million for a total decrease in obligations under the Bank Credit Facility of $16.4 million. Dividends were paid through the second quarter of 1997 when the Company suspended dividends, subject to re-evaluation by the Board of Directors on a quarterly basis, in consideration of operating results and constrained liquidity.

         Cash provided by operating activities was used proportionately for debt service and for a prudent level of capital spending. The results of several strategic marketing initiatives plus continued emphasis on improved operating efficiencies and product rationalization are expected to enhance operating results. Management remains focused in these areas with the goal of enhancing liquidity through improved operating results coupled with continued efforts to reduce debt and debt service requirements.

         As stated above, all borrowings under the Bank Credit Agreement mature in July, 2000. The Company is currently seeking refinancing of this facility and has received a commitment letter from a group of banks as discussed under "Subsequent Events". Although expenditures must be monitored closely, management believes that funds generated from operations and funds available under the Bank Credit Agreement until maturity and funds available under the proposed replacement facility will be sufficient to satisfy the Company's liquidity requirements for at least the next year.

SUBSEQUENT EVENTS

         On March 30, 2000, the Company entered into an agreement with CGW Southeast Partners IV ("CGW") providing for a tender offer for up to all of the Company's common stock at a cash price of $3.00 per share. At the time the tender offer closes, the agreement provides that CGW will also invest approximately $27.0 million in the Company as a purchase of common and preferred stock. The cash tender offer will be launched on or about April 7, 2000. If CGW acquires less than 90% of the outstanding voting stock of the Company, it has agreed to use best efforts to maintain a public market for the Company's common stock on a national securities exchange, a Nasdaq Stock Market or in over-the-counter trading for a period of three years. The closing of the tender offer and stock purchase are subject to receipt by CGW of at least a majority of the Company's voting stock, including the direct purchase by CGW, as well as customary regulatory approvals and certain other conditions.


         In connection with signing the purchase agreement described above, the Company received a commitment letter for the refinancing of its indebtedness under the Bank Credit Agreement. Such refinancing will be consummated upon closing of the tender offer and stock purchase. Consummation of the refinancing is conditioned on, among other things, the negotiation and execution of definitive loan documents, the absence of a material adverse change in the Company and the closing of the tender offer and stock purchase by CGW.

         There can be no assurance that the conditions to the closing of the tender offer, stock purchase and refinancing will be met and that such transactions will close in a timely manner or at all.

OTHER MATTERS

         The Company is periodically involved in legal proceedings arising out of the ordinary conduct of its business. Management does not expect that the resolution of these proceedings will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. During 1997, management became aware of certain industrial espionage activities that targeted the Company and several other textile manufacturers, allegedly carried out by agents of a large competitor. On October 8, 1998, the Company filed suit in Alabama seeking recourse for damages and losses resulting from these alleged activities. On March 10, 2000, the suit was dismissed for reasons unrelated to the validity of the Company's allegations. The Company is presently pursuing its options to have the suit reinstated or appeal the dismissal.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk in interest rates, foreign currency exchange and changes in commodity prices. The Company utilizes derivative financial instruments to reduce exposure to adverse fluctuation in interest and foreign exchange rates.

         Interest Rate Swaps - Exposure to interest rate risk relates to variable rate obligations under the Company's Bank Credit Agreement. Interest rate swap agreements are utilized to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. An interest rate swap agreement is currently in place under which the Company pays an average of certain LIBOR based rates on $26.5 million notional principal. This agreement, which was entered into on June 3, 1999 and expires on July 1, 2000, also contains interest rate caps which further limit interest rate exposures. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the lives of the agreements without the exchange of the underlying notional amounts.

         If interest rates related to the Company's LIBOR obligations increased by 100 basis points over the rates in effect at January 1, 2000, interest expense, after considering the effects of interest rate swap agreements, would increase by approximately $835 thousand in 2000. These amounts were determined by considering the impact of hypothetical interest rates on the Company's borrowing cost and interest rate swap agreements. The analyses do not consider the effects of the overall reduced debt levels anticipated in 2000. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its interest rate exposures.

         The fair values of interest rate instruments are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. At January 1, 2000 and January 2, 1999, the Company estimates it would have paid $77 thousand and $304 thousand, respectively, to terminate the agreements in place at those times.

         Forward Exchange Contracts - The Company maintains forward exchange contracts in connection with certain non-binding sales commitments denominated in foreign currencies. These instruments are recorded at fair value for balance sheet purposes and are accounted for using the mark-to-market method of accounting in which the unrealized gains or losses resulting from the impact of price movements are recognized as net gains or losses in the consolidated statements of operations.

         The fair values of foreign exchange contracts are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current exchange rates and the current creditworthiness of the counterparties. At January 1, 2000, the Company estimates that it would have paid $57 thousand to terminate the contracts.

         The counterparties to these interest rate swap agreements and forward exchange contracts are major financial institutions with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the other parties, and no material loss would be expected from nonperformance by any one of such counterparties.

         Cotton Contracts - The Company purchases cotton through approximately ten established merchants with whom it has long standing relationships. The majority of the Company's purchases are executed using "on-call" contracts. These on-call arrangements are used to insure that an adequate supply of cotton is available for the Company's requirements. Under on-call contracts, the Company agrees to purchase specific quantities for delivery on specific dates, with pricing to be determined at a later time. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time of the Company's election to fix specific contracts.

         Cotton on-call with a fixed price at January 1, 2000 was valued at approximately $9 million, and is scheduled for delivery early in 2000. At January 1, 2000, the Company had unpriced contracts for deliveries between April 1, 2000 and July 1, 2001. Based on the prevailing price at January 1, 2000, the value of these commitments is approximately $12.3 million for deliveries between April and December of 2000 and approximately $11.1 million for deliveries between January and July of 2001. As commodity price fluctuations are generally short-term in nature, and have not historically had a significant long-term impact on operating performance, financial instruments are not used to hedge commodity price risk.

         The Company does not utilize financial instruments for trading or other speculative purposes.

ITEM  8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's consolidated balance sheets as of January 1, 2000 and January 2, 1999, the related consolidated statements of operations, comprehensive operations, stockholders' equity and cash flows for the years ended January 1, 2000, January 2, 1999 and January 3, 1998, notes thereto and Independent Auditors' Reports are provided at Exhibit 13(a). Supplementary Data under the caption "Quarterly Information" is provided in Exhibit 13(b).

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

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF JOHNSTON INDUSTRIES, INC.

The Directors and Executive Officers of Johnston Industries, Inc. are as follows:

         J. REID BINGHAM, age 54, has served as a Director since 1991. Mr. Bingham has been General Counsel of Hamilton Bancorp, Inc. and Hamilton Bank, N.A. since October 1996. He previously was a partner from 1994 to 1996 of the law firm of Concepcion, Sexton, Bingham & Urdaneta (formerly Bingham & Castilla). Prior to this time, he was a partner of the law firm of Kirkpatrick & Lockhart from 1989 to 1994.

         ALLYN P. CHANDLER, age 47, was appointed to the Board on October 22, 1998 to fill the vacancy left by the death of her father, David L. Chandler. For the past five years, Ms. Chandler has held senior management positions in not-for-profit organizations. In 1996, she served as Artistic Director and General Manager of Live Arts in Charlottesville, VA. From 1997 through August 1998, Ms. Chandler held various free-lance assignments, mainly with schools, theatres and a film company. Ms. Chandler currently is Chairperson, President and CEO of Redlaw Industries, Inc. and GRM Industries, Inc., a wholly-owned subsidiary of Redlaw Industries, Inc. Ms. Chandler has been a member of the Board of GRM Industries, Inc. since 1985 and a member of the Board of Redlaw Industries, Inc. since 1998.

         JOHN A. FRIEDMAN, age 64, has served as a Director since 1996. For the past five years, Mr. Friedman has been engaged in the private practice of law. Prior to entering private practice Mr. Friedman, was a partner in the law firm of Kaye, Scholer, Fierman, Hays and Handler for 20 years.

         WILLIAM J. HART, age 59, has served as a Director since 1981. Mr. Hart has been a partner of the law firm of Husch & Eppenberger since January 1997. From August 1970 to January 1997 he was a partner of the law firm of Farrington & Curtis, which was merged into the firm of Husch & Eppenberger.

         HAROLD HARVEY, age 59, has served as President of the Greige Fabrics Division since the first quarter of 1999 and assumed additional responsibilities as President of the Finished Fabrics Division effective January 1, 2000. He was the Principal of Harvey TMC International, a textile consulting firm, from 1994 until joining the Company. Mr. Harvey was the Chief Executive Officer of Carrington Viyella from 1992 until 1994 and Chief Executive Officer of John Foster and Sons plc from 1988 until 1992. Prior to that, he had served in various consulting and textile management positions.

         WILLIAM I. HENRY, age 60 has served as Vice President since January 1, 2000. Prior to that time, he served as President of the Finished Fabrics Division from February 5, 1998 to December 31, 1999, Executive Vice President from May 12, 1997 to February 5, 1998, Vice President of Operations from April 1996 to May 12, 1997, and Vice President of Product and Operations Planning from January 1993 to April 1996. Prior to that, he had served as Vice President, Operations of Southern Phenix.

         GAINES R. JEFFCOAT, age 78, has served as a Director since 1986. From January 1988 until Mr. Jeffcoat's retirement on June 30, 1990, he served as Vice President of the Company. Further, he served as Chairman of the Board of Opp and Micolas Mills, Inc., a subsidiary of the Company ("Opp and Micolas"), from January 1, 1988 to December 31, 1989. Mr. Jeffcoat was President of Opp and Micolas for more than five years prior to that time.

         DONALD L. MASSEY, age 55, has served as President of Johnston Industries Composite Reinforcements, Inc. since February 5, 1998. Prior to that time, he served as Executive Vice President from May 12, 1997 to February 5, 1998 and as Vice President of the Company and President-Home Furnishings-Sales and Marketing of Johnston Industries Alabama, Inc. from April 1996 to May 12, 1997. Mr. Massey was President and CEO of Johnston Industries Composite Reinforcements, Inc. from March 31, 1992 until March 31, 1996. From December 1, 1990 until March 30, 1992, Mr. Massey was President and CEO of Fiber and Fabrics Marketing, and prior to that, he served as Senior Vice President for world sales of denim for Dominion Textiles.

         JAMES J. MURRAY, age 39, has served as Executive Vice President and Chief Financial Officer since September 22, 1997 and assumed additional responsibilities as secretary effective January 1, 2000. Prior to that time, he was Managing Director of Corporate Transaction Services for KPMG LLP since March 1996 and had served in a variety of capacities with KPMG LLP from January 1984 to March 1996. Prior to that time, Mr. Murray was a tax accountant in private industry.

         D. CLARK OGLE, age 53, has served as President and Chief Executive Officer since March 20, 1998 and was appointed to the Board on April 7, 1998. Prior to that time, Mr. Ogle served as Managing Director of National Strategic and Operational Improvement Consulting for KPMG LLP. From April 1987 to October 1996, he served as CEO for a number of companies including Victory Markets, Inc., Teamsports, Inc., WSR Corporation, Consumer Markets, Inc., and Peter J. Schmitt Co., Inc. Mr. Ogle was Executive Vice President and Chief Operating Officer, then President and Chief Executive Officer, of Scrivner, Inc. for more than five years prior to that time.

         TOMMY B. STRENGTH, age 50, has served as President of the Fiber Products Division since January 28, 2000. Prior to that time, he served as Vice-President of the Fiber Products Division from April 1996 to January 2000. From 1992 to 1996, he served as General Manager of the Nonwoven Group of Wellington Sears Company. From 1985 to 1992, he was General Manager of the by-products operation of WestPoint Stevens, Inc. and for five years prior to that time, held various management positions with WestPoint Stevens, Inc.

         A. LEE TUCKER, age 44, has served as Treasurer since January 1, 2000. Prior to that time, he served as Assistant Treasurer from June 1997 to January 2000 and as Corporate Director of Credit from June 1993 to June 1997. For more than five years prior to that time Mr. Tucker was Director of Credit and Claims for WestPoint Stevens, Inc.

         C. PHILIP STANLEY, age 68, was appointed to the Board on April 7, 1998. Mr. Stanley, who had retired in December 1996, returned from retirement to serve as Vice Chairman of JI Alabama from May 12, 1997 through February 5, 1998. Prior to that time, he served as President and Chief Operating Officer of Opp & Micolas from January 1988 to December 1996 and prior to that, had served as Vice President and General Manager of Opp and Micolas.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid by the Company for the periods indicated to the Company's Chief Executive Officer ("CEO") during fiscal 1999 and to the four most highly compensated executive officers (other than the CEO) who were serving as executive officers at January 1, 2000 and who earned more than $100,000 during fiscal 1999 (the "Named Executive Officers") plus one additional individual for whom disclosure would have been provided but for his retirement during 1999.


                           SUMMARY COMPENSATION TABLE

                                                                                      LONG TERM
                                                                                     COMPENSATION
                                                ANNUAL COMPENSATION(1)                  AWARDS
                                    -----------------------------------------------  ------------
                                                                            OTHER     SECURITIES
                                                                           ANNUAL     UNDERLYING     ALL OTHER
                                                 SALARY        BONUS       COMPEN-      OPTIONS    COMPENSATION
    NAME AND PRINCIPAL POSITION       YEAR         ($)          ($)       SATION($)       (#)          ($)(2)
---------------------------------   --------   -----------  -----------  -----------  -----------  ------------

D. Clark Ogle,                        1999      450,000       225,000          ---          ---       17,730
President and CEO(3)                  1998      351,346       325,000          ---      300,000          ---
                                      1997          ---           ---          ---          ---          ---

James J. Murray                       1999      250,000       100,000          ---          ---       50,000
Executive Vice President and          1998      192,609        20,000          ---       50,000       84,621
Chief Financial Officer(4)            1997       49,500           ---          ---          ---        6,907

C. Philip Stanley                     1999      225,000           ---          ---          ---          ---
President-Greige Fabrics              1998      225,000        40,436          ---       15,000          ---
Division(5)                           1997      123,817        53,000          ---          ---          ---

Donald L. Massey,                     1999      215,000        51,102          ---          ---       14,609
President-Johnston Composite          1998      215,000        57,798          ---        2,000       15,158
Reinforcements                        1997      203,750           ---          ---          ---       11,840

William I. Henry                      1999      192,500           ---          ---          ---       28,987
President-Finished Fabrics            1998      192,500           ---          ---       12,000       36,015
Division                              1997      183,125           ---          ---          ---       27,671

Owen J. Hodges, III                   1999      186,000           ---          ---          ---        7,487
President-Fiber Products              1998      186,000        43,375          ---          ---        3,577
Division                              1997      174,000           ---          ---          ---          ---

------------

(1) The amounts shown do not include perquisites and other personal benefits, the value of which for each executive officer did not exceed the lesser of $50,000 or 10% of the aggregate compensation for such officer.
(2) Except as described herein, all payments relate to the Company's executive stock purchase plan. "All Other Compensation" for each year presented also includes amounts representing a housing allowance for Mr. Ogle, forgiveness of a relocation loan for Mr. Murray, a partial payment of premiums under a "split dollar" life insurance program for Mr. Henry, and an automobile allowance for Mr. Hodges.
(3) Mr. Ogle became an Executive Officer of the Company effective March 19, 1998. Accordingly, compensation information is reported only for the 1998 and 1999 fiscal years.
(4) Mr. Murray became an Executive Officer of the Company effective September 22, 1997.
(5) Mr. Stanley, who retired from the Company in December 1996, as President and Chief Operating Officer of Opp and Micolas Mills, returned from retirement to serve as President of the Greige Fabrics Division from May 12, 1997 through February 5, 1999.

                        OPTION GRANTS IN LAST FISCAL YEAR

During fiscal 1999, there were no grants of options to the CEO or to any of the Company's Named Executive Officers.


              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES


                                                           NUMBER OF UNEXERCISED    VALUE ($) OF UNEXERCISED IN-
                            SHARES                            OPTIONS/SARS AT        THE-MONEY OPTIONS/SARS AT
                          ACQUIRED ON        VALUE         YEAR-END EXERCISABLE/       YEAR-END EXERCISABLE/
         NAME             EXERCISE(#)     REALIZED($)           UNEXERCISABLE               UNEXERCISABLE
--------------------      -----------     -----------      ---------------------    ----------------------------

D. Clark Ogle                 ---             ---              200,000/300,000                ---/---
James J. Murray               ---             ---               50,000/---                    ---/---
C. Philip Stanley             ---             ---               15,000/---                    ---/---
Donald L. Massey              ---             ---               20,000/---                    ---/---
William I. Henry              ---             ---               30,000/---                    ---/---
Owen J. Hodges, III           ---             ---               20,000/---                    ---/---


         The following table sets forth for certain executives the estimated annual normal retirement benefits payable under the Salaried Employees' Pension Plan and Executive Supplemental Retirement Plan based on 1999 plan limits upon retirement at age 65 (assuming Social Security Average wages of $45,000 per year) for various combinations of preretirement remuneration and years of benefit service:


                               PENSION PLAN TABLE

 AVERAGE ANNUAL SALARY
     LAST 10 YEARS                                         YEARS OF BENEFIT SERVICE
     OR LESS WHERE         ----------------------------------------------------------------------------------------
      APPLICABLE)              5           10            15           20           25           30           35
----------------------     ---------    ---------    ---------    ---------     --------     --------     ---------

        125,000                9,250       18,500       27,750       39,063       50,375       61,688        73,000
        150,000               11,438       22,875       34,313       48,225       62,138       76,050        89,963
        160,000               12,313       24,625       36,938       51,890       66,843       81,795        96,748
        175,000               13,625       27,250       40,875       57,388       73,900       90,413       106,925
        200,000               15,813       31,625       47,438       66,550       85,663      104,775       123,888
        225,000               18,000       36,000       54,000       75,713       97,425      119,138       130,000
        250,000               20,188       40,375       60,563       84,875      109,188      130,000       130,000
        300,000               22,099       44,197       66,296       92,879      119,463      130,000       130,000
        400,000               22,099       44,197       66,296       92,879      119,463      130,000       130,000
        500,000               22,099       44,197       66,296       92,879      119,463      130,000       130,000
        750,000               22,099       44,197       66,296       92,879      119,463      130,000       130,000

----------------

         The years of benefit service under the Pension Plan as of January 1, 2000 for Messrs. Ogle, Murray, Stanley, Massey, Henry and Hodges were 1, 2, 32, 7, 28, and 3, respectively.

         The Pension Plan provides that if an employee's employment terminates prior to normal retirement date, payments at normal retirement date will be reduced to reflect the early termination of employment; if employment terminates later than normal retirement date, payments will be adjusted to provide benefits actuarially equivalent to the benefits otherwise payable at the normal retirement date, but not less than the accrued benefit determined at date of retirement; and if the employee elects a method of distribution of benefits other than a single life annuity, payments will be adjusted to provide benefits actuarially equivalent to the benefits to which he would be entitled if he had elected the single life annuity method.

EMPLOYMENT AGREEMENTS

         Mr. Ogle's employment agreement is effective for a three year period commencing on March 19, 1998 and provides for a base salary of $450,000, a one time signing bonus of $100,000, a bonus of $225,000 payable following the first year of employment and bonus or other additional compensation as approved by the Compensation Committee of the Board of Directors over the term of the agreement. In accordance with and upon execution of the agreement, the Company granted Mr. Ogle options to purchase 300,000 shares of the Company's Common Stock which vest in equal amounts over a three year period as governed by the Company's Stock Incentive Plan. The agreement contains a non-competition clause plus a non-solicitation clause (each as defined in the agreement) which are effective for a one-year period following the termination of the employment agreement. Under terms of the agreement, Mr. Ogle would be entitled to continuation of salary and benefits but not bonus for a period of one year in the event of termination by the Company "without cause" (as defined in the agreement). In the event Mr. Ogle should terminate the agreement other than as a result of a material breach by the Company not cured within thirty days or in the event the Company may terminate the agreement "with cause" (as defined in the agreement), Mr. Ogle would be entitled to all salary and benefits accrued though date of termination.

         Mr. Murray's employment agreement is effective for a three year period commencing on September 22, 1997 and provides for a base salary, payable on January 15, 1998, and bonus or other additional compensation as approved by the Compensation Committee of the Board of Directors over the term of the agreement. The agreement contains a non-competition clause which is effective during the term of the contract plus a non-solicitation clause (each as defined in the agreement) which is effective for a one-year period following the termination of the employment agreement. Under terms of the agreement, Mr. Murray would be entitled to continuation of salary and benefits but not bonus for the remainder of the unexpired term in the event of termination by the Company "without cause" (as defined in the agreement). In the event that Mr. Murray should voluntarily terminate the agreement prior to expiration of the effective term of the agreement, he would forfeit all salary and benefits for the remainder of the unexpired term. In the event that the Company employs a new Chief Executive Officer who desires to make his own selection of a Chief Financial Officer, the agreement provides that within the following 30 day period, Mr. Murray may give notice of termination and upon conclusion of a transition period, the Company will pay salary and benefits for a period of one year following the date of termination.

         COMPENSATION OF DIRECTORS

         Pursuant to the Company's Director Compensation Policy, each Director who is not an officer or employee of or consultant to the Company is paid an annual Director's fee of $12,000 plus $1,000 for each meeting of the Board or any committee thereof at which such Director is in attendance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of March 31, 2000 certain information concerning ownership of Common Stock by: (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each Director individually, (iii) the Company's Chief Executive Officer ("CEO") and each of the Named Executive Officers (as defined herein) listed in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group. The determinations of "beneficial ownership" of Common Stock are based upon Rule 13d-3 under the Exchange Act of 1934, as amended (the "Exchange Act"). Such rule provides that shares will be deemed "beneficially owned" where a person has, either solely or in conjunction with others, the power to vote or to direct the voting of shares and/or the power to dispose, or to direct the disposition of, shares or where a person has the right to acquire any such power within 60 days after the date such "beneficial ownership" is determined.

                                                                            AMOUNT OF           PERCENT OF
                  NAME AND ADDRESS OF                                      BENEFICIAL           OUTSTANDING
         BENEFICIAL OWNER OR IDENTITY OF GROUP                            OWNERSHIP(1)             SHARES
---------------------------------------------------------                 ------------          ------------
J. Reid Bingham                                                               18,000                *
Allyn P. Chandler(2)                                                       4,358,324               38.4%
John A. Friedman                                                               8,500                *
William J. Hart                                                               25,541                *
William I. Henry                                                              93,368                *
Owen J. Hodges, III(3)                                                        22,655                *
Gaines R. Jeffcoat                                                            42,434                *
Donald L. Massey                                                              37,850                *
James J. Murray                                                               82,650                *
D. Clark Ogle                                                                243,300                2.2%
C. Philip Stanley                                                             38,762                *
All directors and officers as a group (14 persons)(4)                      5,037,484               42.3%
Redlaw Industries, Inc.(5)                                                 3,388,704               31.6%
Dimensional Fund Advisors, Inc.(6)                                           906,924                8.5%
Ann P. Chandler(7)                                                         4,371,678               38.5%
Estate of David L. Chandler(8)                                             4,350,023               38.3%
Jerry Zucker(9)                                                            1,166,900               10.9%

-------------
*        Less than 1%.

(1) Unless otherwise indicated, the named individual or entity has sole voting and investment power with respect to all shares shown as beneficially owned by such person. For each beneficial owner, the number of shares outstanding and the percentage of stock ownership includes the number of common and common equivalent shares (including options and warrants exercisable within 60 days) owned by such individual or entity.
(2)      Includes 750 shares owned directly by Ms. Chandler, 750 shares owned by
         D. L. Chandler, Jr. for which Ms. Chandler holds a Power of Attorney, and 3,388,704 shares owned by Redlaw Industries, Inc. ("Redlaw") and its wholly owned subsidiary GRM Industries, Inc. ("GRM") of which Ms. Chandler may be deemed to be a beneficial owner by virtue of her relationship with Redlaw as set forth below in footnote 12. Ms. Chandler, is one of the personal co-representatives of the Estate of her late father, D. L. Chandler, (the "Estate") who was the Chairman of Johnston Industries at the time of his death on August 21, 1998. Ms. Chandler is deemed to be a beneficial owner of 331,590 shares of Johnston stock and options for Johnston common stock totaling 636,530 options as held by the Estate. The foregoing information is based upon a Schedule 13D/A filed September 16, 1999 on behalf of the Estate and a
         Schedule 13D/A filed September 17, 1999 on behalf of Redlaw and amended information provided to the Company on behalf of the Estate. The address for Ms. Chandler is P.O. Box 1350, Hobe Sound, Florida 33475.

(3) Mr. Hodges resigned from employment with the Company on February 1, 2000.
(4) Includes an aggregate of 1,076,280 shares issuable pursuant to stock options which are currently exercisable or exercisable within 60 days.
(5) Redlaw Industries, Inc. ("Redlaw") reports its address as 3968 Wainman Line, Seven Township, R.R. #2, Orillia, Ontario, Canada L3V 6H2. These shares are owned by GRM Industries, Inc., a Tennessee corporation and wholly owned subsidiary of Redlaw. Redlaw is a holding company incorporated in Ontario, Canada with stock traded on the OTC Bulletin Board. Ms. Allyn Chandler is Chairperson of the Board, President, and Chief Executive Officer of both Redlaw and GRM. She is also a co-representative of the Estate, which owns 67.7% of the outstanding stock of Redlaw and may be deemed to be the beneficial owner of the Johnston shares owned by Redlaw. The foregoing information is based upon a Schedule 13D/A filed September 17, 1999 and amended information provided to the Company on behalf of the Estate.
(6) Dimensional Fund Advisors, Inc. ("Dimensional") reports its address as 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. Dimensional reports sole voting and dispositive power with respect to all shares. The foregoing is based on a Schedule 13G dated February 3, 2000.
(7) Mrs. Ann P. Chandler is the widow of the late D. L. Chandler, who was Chairman of Johnston Industries, Inc. and, Chairman, President and Chief Executive Officer of Redlaw and GRM at the time of his death. Mrs. Chandler is co-representative of the Estate and therefore is deemed to be the beneficial owner of shares owned by Redlaw, and the shares and options directly part of the Estate. The foregoing information is based upon a Schedule 13D filed September 16, 1999 and amended information provided to the Company on behalf of the Estate.
(8) Mrs. Ann P. Chandler and Ms. Allyn P. Chandler are co-representatives of the Estate, which reports sole voting and dispositive power with respect to all shares shown. The foregoing information is based upon a
         Schedule 13D filed September 16, 1999 and amended information provided to the Company on behalf of the Estate.
(9) Mr. Zucker reports his address as P.O. Box 5205, North Charleston, South Carolina 29405. Mr. Zucker reports sole voting and dispositive power with respect to all shares. The foregoing is based on a Schedule 13D dated September 13, 1999.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's Common Stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Persons subject to these reporting requirements are also required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of copies of the SEC reporting forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that all required Section 16(a) reports were timely filed during fiscal 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Allyn P. Chandler, a Director of Johnston Industries, Inc., is Chairperson, President and CEO of Redlaw Industries, Inc. ("Redlaw") and GRM Industries, Inc. ("GRM"), a wholly-owned subsidiary of Redlaw. Ms. Chandler is also one of the personal co-representatives of the Estate of her late father, David L. Chandler, who was the Chairman of Johnston Industries, Inc. at the time of his death on August 21, 1998.

         David L. Chandler was a party to two "rabbi" trust agreements whereby, during his employment, the Company transferred assets to the trusts in accordance with his employment agreement. During 1999, the Company purchased demand notes payable by Redlaw, and guaranteed by GRM, from the trusts at a substantially discounted cost of approximately $200 thousand. The notes, which have maturities from one to five years, can be called on demand by the payee, bear interest at 10% per annum, and are convertible, at the option of the holder, into (i) common shares of Redlaw, or (ii) common shares of Johnston Industries, Inc. held of record by GRM. Conversion to shares of Johnston Industries, Inc. is contingent on the release by a secured lender of its first security interest in shares of Johnston Industries, Inc. held of record by GRM.

                                    PART IV.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Consolidated Financial Statements

         The consolidated financial statements are filed herewith within Exhibit 13(a), as provided in Item 8 hereof:

         - Consolidated Balance Sheets as of January 1, 2000 and January 2,
           1999.

         - Consolidated Statements of Operations for the years ended January 1, 2000, January 2, 1999 and January 3, 1998.

         - Consolidated Statements of Comprehensive Operations for the years ended January 1, 2000, January 2, 1999 and January 3, 1998.

         - Consolidated Statements of Stockholders' Equity for the years ended January 1, 2000, January 2, 1999 and January 3, 1998.

         - Consolidated Statements of Cash Flows for the years ended January 1, 2000, January 2, 1999 and January 3, 1998.

         - Notes to Consolidated Financial Statements.

         - Independent Auditors' Reports

(a)(2) Financial Statement Schedules

         The following reports and consolidated financial statement schedules are filed herewith as Exhibit 13(a).

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

(a)(3) Reports on Form 8-K

         There were no reports on Form 8-K during the last quarter of the year ended January 1, 2000.

(a)(4) Listing of Exhibits

         The exhibits listed below are filed with or incorporated by reference into this annual report on Form 10-K.

EXHIBIT NO.       DESCRIPTION OF EXHIBIT
-----------       ----------------------
    3.1(a)        Certificate of Incorporation of Registrant(7).
    3.1(b)        Certificate of Amendment of Registrant's Certificate of
                  Incorporation dated December 20, 1993(7).
    3.1(c)        Certificate of Designation by the Board of Directors dated
                  January 22, 1996(7).
    3.1(d)        Certificate of Designation by the Board of Directors dated May
                  26, 1999(15).
    3.2(a)        By-Laws of Registrant(8).
    3.2(b)        Amendment to By-Laws of Registrant dated May 1, 1996(8)
    3.2(c)        Amendment to By-Laws of Registrant dated July 31, 1996(8)
  +10.3           Registrant's Executive Insurance Plan, as amended and restated
                  effective May 21, 1984(4).
  +10.4           Letter to Participants dated March 1, 1989 in Registrant's
                  Executive Insurance Plan setting forth revisions thereto
                  [Exhibit 10.3(b)](4).
  +10.5           Registrant's Salaried Employees, Pension Plan, as amended and restated effective July 1 1989 [Exhibit 10.4](1).
  +10.6           Amended and Restated Stock Incentive Plan for Key Employees of
                  the Registrant and its Subsidiaries(4).
  +10.7           Employee Stock Purchase Plan effective October 15, 1990 (with
                  1991 and 1992 amendments) [Exhibit 10.5(b)(i)](2).
  +10.8           Amendment dated October 29, 1992 to Employee Stock Purchase
                  Plan [Exhibit 10.5(b)(ii)](3).
  +10.9           Amendment dated December 17, 1993 to Employee Stock Purchase
                  Plan [Exhibit 10.9(b)(iii)](4).
  +10.10          Amendment dated January 24, 1995 to Employee Stock Purchase
                  Plan [Exhibit 10.9(b)(iii)](4).
  +10.13          Trust Agreement dated as of February 12, 1991, with Chemical
                  Bank & Trust Company and David L. Chandler [Exhibit
                  10.6(d)(2)](2).
  +10.18          Johnston Industries, Inc. Deferred Payment Plan Trust
                  Agreement dated as of October 17, 1992 with First Alabama Bank
                  & Trust Company [Exhibit 10.7](3)
   10.21          Agreement and Plan of Merger, dated August 16, 1995, among and between Johnston Industries, Inc., JI Acquisition Corp., and
                  Jupiter National, Inc. [Exhibit 99.3](5).
   10.22          Bank Credit Agreement dated as of March 28, 1996 among
                  Johnston Industries, Inc., Wellington Sears Company, Southern
                  Phenix Textiles, Inc., Opp and Micolas Mills, Inc., Johnston
                  Industries Composite Reinforcements, Inc., T.J. Beall Company
                  and the banks named therein, The Chase Manhattan Bank, N.A as
                  Administrative Agent, Chase Securities, Inc. as Arranger, and
                  Nationsbank, N.A. as Syndication Agent.(6)
   10.23          Amendment # 1 dated June 28, 1996 to Bank Credit Agreement.(9)
   10.24          Amendment # 2 dated February 28, 1997 to Bank Credit
                  Agreement.(9)
  +10.25          Employment Agreement with James J. Murray dated September 15,
                  1997.(10)
   10.26          Amendment # 3 dated December 18, 1997 to Bank Credit
                  Agreement.(11)
  +10.27          Employment Agreement with D. Clark Ogle dated March 20, 1998.(11)
   10.28          Amendment # 4 dated March 30, 1998 to Bank Credit Agreement.(12)
   10.29          Amendment # 5 dated July 10, 1998 to Bank Credit Agreement.(13)
   10.30          Amendment # 6 dated December 22, 1998 to Bank Credit Agreement.(14)
   10.31          Amendment # 7 dated April 1, 1999 to Bank Credit Agreement.(14)
   10.32          Purchase Agreement by and among CGW Southeast Partners IV, L.P.,
                  JI Acquisition Corp., and Johnston Industries, Inc. dated as of
                  March 30, 2000

EXHIBIT NO.       DESCRIPTION OF EXHIBIT
-----------       ----------------------
   11             Statement of Computation of Per Share Earnings for the years ended January 1, 2000, January 2, 1999 and January 3, 1998.
   13(a)          Consolidated balance sheets as of January 1, 2000 and January
                  2, 1999, the related consolidated statements of operations, comprehensive operations, stockholders' equity and cash flows for the years ended January 1, 2000, January 2, 1999 and
                  January 3, 1998, notes thereto and Independent Auditors'
                  Reports and related financial statement schedule.
   13(b)          Supplementary Data captioned "Quarterly Information"
   21             List of Subsidiaries of Registrant.
   23.1           Consent of KPMG LLP.
   23.2           Consent of Deloitte & Touche LLP.
   27             Financial Data Schedule as of January 1, 2000 (for SEC use only)

--------------------------------------------------------------------------------

(1) Previously filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1991.
(2) Previously filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1992.
(3) Previously filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1993.
(4) Previously filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1995.
(5)      Previously filed with the Company's Form 8-K on August 21, 1995.
(6) Previously filed with the Company's Annual Report on Form 10-K for the transition period ended December 30, 1995.
(7) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.
(8) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996.
(9) Previously filed with the Company's Annual Report on Form 10-K for the quarter ended December 28, 1996.
(10) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997.
(11) Previously filed with the Company's Annual Report on Form 10-K for the year ended January 3, 1998.
(12) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 1998.
(13) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended October 3, 1998.
(14) Previously filed with the Company's Quarterly Report on Form 10-K for the year ended January 2, 1998.
(15) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 3, 1999.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    JOHNSTON INDUSTRIES, INC.

Date:  April 6, 2000                By:  /s/ D. Clark Ogle
                                         -----------------------------
                                         D. Clark Ogle
                                         President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                         SIGNATURE                  TITLE                          DATE

s/ D. Clark Ogle                        President and                          April 6, 2000
-----------------                       Chief Executive Officer
D. Clark Ogle                           (Principal Executive Officer)


/s/ J. Reid Bingham                      Director                              April 6, 2000
-------------------
J. Reid Bingham


                                         Director
--------------------
Allyn P. Chandler


                                         Director
----------------
John A. Friedman


/s/ William J. Hart                      Director                              April 6, 2000
-------------------
William J. Hart


/s/ Gaines R. Jeffcoat                   Director                              April 6, 2000
----------------------
Gaines R. Jeffcoat


/s/ James J. Murray                      Chief Financial Officer               April 6, 2000
-------------------                      (Principal Accounting Officer)
James J. Murray


/s/ C. Philip Stanley                    Director                              April 6, 2000
---------------------
C. Philip Stanley

JOHNSTON INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING SCHEDULES
(in thousands)



                                                      YEAR ENDED
                                       ----------------------------------------
                                       JANUARY 1,     JANUARY 2,     JANUARY 3,
                                          2000           1999           1998
                                       ----------     ----------     ----------
Allowance for doubtful accounts:

   Balance at beginning of period      $    1,442     $    2,176     $    1,379

   Additions charged to operations            993            507          1,764

   Additions charged to other - net         2,270             --             --

   Deductions (1)                          (1,082)        (1,241)          (967)
                                       ----------     ----------     ----------

   Balance at end of year              $    3,623     $    1,442     $    2,176
                                       ==========     ==========     ==========



(1) Amounts written off, net of recoveries.